Form 10-Q
period 2020-06-30
Vistas Media Acquisition Co Inc.
filed 2020-09-21
CIK 1810491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Vistas Media Acquisition Company Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-39433	85-0588009
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

30 Wall Street, 8th Floor

New York, New York 10005

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 859-3525

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one redeemable warrant	VMACU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	VMAC	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	VMACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 21, 2020, 11,330,000 Class A common stock, par value $0.0001 per share, and 2,500,000 Class B common stock, par value $0.0001 per share, were issued and outstanding.

Vistas Media Acquisition Company Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VISTAS MEDIA ACQUISITION COMPANY INC.

BALANCE SHEET

JUNE 30, 2020

(Unaudited)

ASSETS
Current Assets
Cash	$48,550
Deferred offering costs	33,838
Current Assets and Total Assets	82,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued expenses	$1,500
Loan payable - Sponsor	57,478
Total Current Liabilities	58,978

Stockholders’ equity
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; 1,000,000 shares non issued.	-

Common Stock Class A - $0.0001 par value; 380,000,000 shares authorized; NIL shares issued and outstanding	-

Common Stock Class B - $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding (1)	288

Additional paid-in capital	24,712
Accumulated deficit	(1,590)
Total stockholders’ equity	23,410
Total liabilities and stockholders’ equity	$82,388

(1)	Includes an aggregate of 375,000 shares of common stock that are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full (note 6).

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2020

(Unaudited)

Revenues	$-

Operating expenses
Formation Cost	(1,590)
Total Operating Expenses	(1,590)

Net loss	(1,590)

Basic and diluted net loss per share	$(0.00)

Weighted average number of common shares outstanding (1)	2,500,000

(1)	Excludes an aggregate of 375,000 shares of common stock that are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full (note 6).

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISTION COMPANY INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED JUNE 30, 2020

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity

Balance at Inception (March 27, 2020)	-	-	-	-	-

Issuance of common stock to sponsor (1)	2,875,000	288	24,712	-	25,000

Net loss for the period	-	-	-	(1,590)	(1,590)

Balance at June 30, 2020	2,875,000	288	24,712	(1,590)	23,410

(1)	Includes an aggregate of 375,000 shares of common stock that are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full (note 6).

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2020

(Unaudited)

Cash Flows from Operating Activities:

Net Loss	$(1,590)
Changes in operating liability:
Increase in accrued expenses	1,500
Net Cash Used in Operating Activities	(90)

Cash Flows from Financing Activities
Proceeds of loan from sponsor	57,478
Proceeds from issuance of common stock to sponsor	25,000
Payment of deferred offering costs	(33,838)
Net Cash Provided by Financing Activities	48,640

Net increase in cash	48,550
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	48,550

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  Description of Organization and Business Operations

Vistas Media Acquisition Company Inc. (the “Company”) was incorporated in Delaware on March 27, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search for an initial business combination on companies that are positioned to benefit directly from the growth of digitally available content. While the Company’s efforts to identify a target will not be limited to any particular media and entertainment segment or geography, it intends to focus its search on content, film, post-production and/or visual effects facilities, animation, streaming, augmented and virtual reality, music, digital media, gaming and e-sports. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

The Company’s sponsor is Vistas Media Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

As of June 30, 2020, the Company had not yet commenced any operations. All activity for the period from March 27, 2020 (inception) through June 30, 2020 relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company anticipates it will generate income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account (as defined below) as described below.

Public Offering

The Company completed the sale of 10,000,000 units (the “Units”) at an offering price of $10.00 per Unit in the Public Offering on August 11, 2020. Simultaneously with the closing of the Public Offering, the Company consummated the private placement (the “Private Placement”) of an aggregate of 295,000 private placement units (the “Private Placement Units”) and 500,000 private placement warrants (the “Private Placement Warrants”). The Sponsor purchased 220,000 Private Placement Units and I-Bankers Securities, Inc. (“I-Bankers”) purchased 75,000 Private Placement Units at a price of $10.00 per Private Placement Unit. The Sponsor also purchased 500,000 Private Placement Warrants at a price of $1.00 per Private Warrant. The sale of the 10,000,000 Units in the Public Offering (the “Public Units”) generated gross proceeds of $100,000,000, less underwriting commissions of $1,750,000 (1.75% of the gross proceeds of the Public Offering) and other offering costs of $593,806. The Private Placement Units and Private Placement Warrants generated $3,450,000 of gross proceeds.

Each Unit consists of one (1) share of Class A common stock, par value $0.0001 per share, of the Company (“Class A Common Stock”) and one (1) redeemable warrant to purchase one share of Class A Common Stock (collectively, with the Private Placement Warrants and the warrants underlying the Private Placement Units, the “Warrants”). One Warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share.

The Company also granted the underwriters a 30-day option to purchase up to 1,500,000 additional Units at the Public Offering price less the underwriting discounts.

The Trust Account

Upon completion of the Public Offering, $100,000,000 of proceeds were held in the Company’s trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”), and will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the Private Placement held outside the Trust Account.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering may not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete the Initial Business Combination by August 11, 2021, 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a business combination); or (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the Initial Business Combination by August 11, 2021, 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a business combination) (at which such time up to $100,000 of interest shall be available to the Company to pay dissolution expenses), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Company’s public shares (the “public stockholders”).

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering and the Private Placement are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account. There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares upon the completion of the Initial Business Combination, either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

If the Company holds a stockholder meeting to approve the Initial Business Combination, a public stockholder will have the right to redeem its public shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock have been recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination by August 11, 2021, 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a business combination), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 12 months of the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a business combination). However, if the Sponsor or any of the Company’s directors or officers acquires shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination the Company’s remaining stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. The Company will provide its stockholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, under the circumstances, and, subject to the limitations, described herein.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 10, 2020, as well as the Company’s Current Reports on Form 8-K filed with the SEC on August 12, 2020 and August 17, 2020. The interim results for the period from March 27, 2020 (inception) through June 30, 2020 are not necessarily indicative of the results to be expected for the period from March 27, 2020 (inception) through December 31, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of June 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Deferred cost will be charged to stockholders’ equity upon the completion of the Initial Public Offering in August 2020.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At June 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of June 30, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3. Related Party Transactions

Founder Shares

On April 30, 2020, the Sponsor purchased an aggregate of 2,875,000 shares of Class B common stock (the “Founder Shares”) in exchange for a capital contribution of $25,000, or approximately $0.009 per share. On July 1, 2020, the Sponsor transferred 225,000 Founder Shares to PFVI, LLC for a purchase price of $1,500,000. On August 6, 2020, the Sponsor transferred an aggregate of 334,000 Founder Shares to members of its management team and 172,500 Founder Shares to certain of its affiliates.

The Founder Shares are identical to the shares of common stock included in the Units and holders of Founder Shares have the same stockholder rights as public stockholders, except that (i) the Founder Shares and the shares of common stock underlying the Private Placement Units are subject to certain transfer restrictions, and (ii) the Sponsor has entered into a letter agreement, pursuant to which it has agreed (A) to waive its redemption rights with respect to the Founder Shares, and the shares of common stock underlying the Private Placement Units and the Public Units in connection with the completion of a Business Combination and (B) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and the shares of common stock underlying the Private Placement Units if the Company fails to complete a Business Combination within 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a Business Combination).

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of an initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (i) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placements

In addition, the Sponsor purchased, pursuant to written agreements, an aggregate of 220,000 Private Placement Units at $10.00 per Private Placement Unit and 500,000 Private Placement Warrants at $1.00 per Private Placement Warrant for aggregate proceeds of $2,700,000. This purchase took place on a private placement basis simultaneously with the completion of the Initial Public Offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. At June 30, 2020, the Company has accrued no such expenses.

Promissory Note

The Sponsor has agreed to loan the Company up to $300,000 in the aggregate, to be used for a portion of the expenses of the Public Offering. The loans are non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Public Offering, and payable within 5 business days after such date. At June 30, 2020, the balance of the Sponsor loan was $57,478.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit (the “Working Capital Units”). As of June 30, 2020, no Working Capital Loans have been issued.

Extension Loans

The Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,000,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline, up to an aggregate of $2,000,000. Any such payments would be made in the form of a loan. The terms of the loan in connection with the loan have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans.

Registration Rights

The holders of the Founder Shares, private placement securities (and underlying securities) and units that may be issued upon conversion of working capital loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, I-Bankers may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement for the Public Offering and may not exercise its demand rights on more than one occasion.

Business Combination Marketing Agreement

The Company has engaged I-Bankers in connection with its business combination to assist it in holding meetings with stockholders to discuss the potential business combination and the target business’ attributes, introduce it to potential investors that are interested in purchasing its securities in connection with its initial business combination, assist it in obtaining stockholder approval for the business combination and assist it with its press releases and public filings in connection with the business combination. The scope of engagement excludes identifying and/or evaluating possible acquisition candidates. Pursuant to the Company’s agreement with I-Bankers, the marketing fee payable to I-Bankers will be 2.75% of the gross proceeds of the Public Offering. However, if the Company has not consummated its business combination within 12 months from the closing of the Public Offering and the Sponsor elects to extend such period to consummate a business combination by an additional three months and, pursuant to the trust agreement, deposits $1,000,000 into the trust account, then the marketing fee payable to I-Bankers will be reduced to 1.75% of the gross proceeds of the Public Offering.

Representative’s Shares

On August 11, 2020, the Company issued an aggregate of 35,000 Representative’s Shares to the underwriters, in connection with their services as underwriters for the IPO. The underwriters have agreed not to transfer, assign or sell any of Representative’s Shares until the completion of the Company’s initial Business Combination. In addition, the underwriters agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to the Representative’s Shares if the Company fails to complete its initial Business Combination within the Combination Period. Based on the IPO price of $10.00 per Unit, the fair value of the 35,000 ordinary shares was $350,000, which was an expense of the IPO resulting in a charge directly to stockholders’ equity upon the completion of the IPO.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of the Company in connection with the IPO, pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

Representative’s Warrants

On August 11, 2020, the Company issued an aggregate of 500,000 Representative’s Warrants, exercisable at $12.00 per share, to the underwriters in connection with their services as underwriters for the IPO. The Representative’s Warrants may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the registration statement of the Company and the closing of the Company’s initial Business Combination and terminating on the fifth anniversary of such effectiveness date. The underwriters have each agreed that neither it nor its designees will be permitted to exercise the warrants after the five-year anniversary of the effective date of the registration statement. The Company accounted for the 500,000 warrants as an expense of the IPO resulting in a charge directly to stockholders’ equity. The fair value of Representative’s Warrants was estimated to be approximately $1,086,000 (or $2.172 per warrant) using the Black-Scholes option-pricing model. The fair value of the Representative’s Warrants granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 31.5%, (2) risk-free interest rate of 0.29%, share price at $10.00 with a strike price at $12.00 and (3) expected life of five years.

The Representative’s Warrants and such shares purchased pursuant to the Representative’s Warrants have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 360 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners. The Representative’s Warrants grant to holder’s demand and “piggyback” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the ordinary shares issuable upon exercise of the Representative’s Warrants. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of ordinary shares issuable upon exercise of the Representative’s Warrants may be adjusted in certain circumstances including in the event of a share dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the Representative’s Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price.

NOTE 4. Stockholder’s Equity

Class A Common Stock—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share.

On April 30, 2020, the Company issued 2,875,000 shares of Class B common stock, including an aggregate of up to 375,000 shares of Class B common stock that were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Public Offering (excluding the Private Placement Units).

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law.

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders and excluding the

Private Placement Units), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020, there were no shares of preferred stock issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue-sky laws to the extent an exemption is not available.

The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor, I-Bankers or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, I- Bankers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption:

A. in whole and not in part;

B. at a price of $0.01 per warrant;

C. upon a minimum of 30 days’ prior written notice of redemption; and

D. if, and only if, the last sales price of the Class A common stock equals or exceeds $18.00 per share on each of 20 trading days within the 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

If the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price of the Warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 5. Fair Value Instruments

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

There were no assets measured on a recurring basis at fair value at June 30, 2020. At June 30, 2020, there was cash in the amount of $48,551 with a fair value hierarchy of Level 1 that was used as valuation inputs by the Company to determine such fair value.

NOTE 6. Subsequent Events

On September 11, 2020, an aggregate of 375,000 Founder Shares of the Company were forfeited due to the underwriters not exercising their over-allotment option described in the final prospectus for the Company’s initial public offering.

The Company evaluated events that have occurred after the balance sheet date through the date on which these financial statements were issued. Other than items described in note 1 and note 3 of the financial statements, and as set forth above, the Company did not identify any subsequent events that would require adjustment or any disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s registration statement and prospectus for the Company’s initial public offering filed with the SEC. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated on March 27, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We consummated our Public Offering (as defined below) on August 11, 2020 and are currently in the process of locating suitable targets for our business combination. We intend to use the cash proceeds from our Public Offering and the Private Placement described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to the Company’s formation and the Public Offering. We expect to generate non-operating income in the form of interest income on cash, cash equivalents, and marketable securities that will be held in the Trust Account (as defined below). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses as we locate a suitable Business Combination.

For the three months ended June 30, 2020, we had a net loss of $1,590 which consisted of formation costs.

Liquidity and Capital Resources

As of June 30, 2020, we had $48,551 of cash and cash equivalents.

On August 11, 2020, we consummated a $100,000,000 initial public offering (the “Public Offering”) consisting of 10,000,000 units at a price of $10.00 per unit (“Unit”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A Common Stock”), and one redeemable warrant (each, a “Public Warrant”). Simultaneously with the closing of the Public Offering, we consummated an approximately $3,450,000 private placement (“Private Placement”) of an aggregate of 295,000 private placement units (the “Private Placement Units”) and 500,000 private placement warrants (the “Private Placement Warrants”). Upon closing of the Public Offering and the Private Placement on August 11, 2020, $100,000,000 in proceeds from the Public Offering was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”).

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding the marketing fee payable to I-Bankers) to complete our initial business combination. We may withdraw interest to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of this offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from this offering held outside of the trust account or from interest earned on the funds held in the trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amount held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, the Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit (the “Working Capital Units”). As of June 30, 2020, no Working Capital Loans have been issued.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement as of June 30, 2020.

Contractual Obligations

As of June 30, 2020, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which the Company will pay the Sponsor for office space and secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

We have engaged I-Bankers as an advisor in connection with the Company acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities. We will pay I-Bankers for such services a fee equal to 2.75% of the gross proceeds of the Public Offering.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Actual results could differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2020, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of the Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our registration statement filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Public Offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 500,000 Private Placement Warrants to Vistas Media Sponsor, LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant. Pursuant to the Private Placement Units Purchase Agreements, the Sponsor purchased 220,000 Private Placement Units and I-Bankers Securities, Inc. (“I-Bankers”) purchased 75,000 Private Placement Units at a price of $10.00 per Private Placement Unit. The Private Placement Units and Private Placement Warrants generated gross proceeds to the Company of approximately $3,450,000. The Private Placement Warrants are identical to the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, may not be offered for sale, sold, assigned or transferred unless (1) subsequently registered thereunder, (2) sold in reliance on an exemption therefrom or (3) except as otherwise permitted pursuant to the Insider Letter. No underwriting discounts or commissions were paid with respect to such sales. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

On August 11, 2020, we consummated the Public Offering of 10,000,000 Units. Each Unit consists of one share of Class A Common Stock and one redeemable Warrant. Each Warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Warrants will become exercisable on the later of 30 days after the completion of our initial Business Combination and 12 months from the closing of the Public Offering and will expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Subject to certain terms and conditions, we may redeem the warrants for cash once the warrants become exercisable.

The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $100,000,000. I-Bankers was representative of the several underwriters. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-239819). The SEC declared the registration statement effective on August 6, 2020.

We paid a total of $1,750,000 in underwriting discounts and commissions and $700,000 for other costs and expenses related to the Public Offering. I-Bankers, representative of the several underwriters in the Public Offering, received a portion of the underwriting discounts and commissions related to the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants was $101,000,000, of which $100,000,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTAS MEDIA ACQUISITION COMPANY INC.

Date: September 21, 2020	By:	/s/ Nagarajan Venkatesan
Name: Nagarajan Venkatesan
Title: Chief Financial Officer
(Principal Financial Officer)