Form 10-Q
period 2020-09-30
Vistas Media Acquisition Co Inc.
filed 2020-11-16
CIK 1810491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Vistas Media Acquisition Company Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-39433	85-0588009
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

As of November 16, 2020, 11,330,000 Class A common stock, par value $0.0001 per share, and 2,500,000 Class B common stock, par value $0.0001 per share, were issued and outstanding.

Vistas Media Acquisition Company Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VISTAS MEDIA ACQUISITION COMPANY INC.

BALANCE SHEET

September 30, 2020

(Unaudited)

ASSETS
Current Assets
Cash	$847,208
Total Current Assets	$847,208

Cash and marketable securities held in trust account	100,016,585

Current Assets and total Assets	100,863,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,000
Loan payable - related party	31,479
Total Current Liabilities	32,479

Commitments
Common stock subject to possible redemption, 9,583,131 shares; at redemption value	$95,831,313

Stockholders’ equity
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; 1,000,000 shares non issued.	–

Common Stock Class A - $0.0001 par value; 380,000,000 shares authorized; 746,869 shares issued and outstanding (excluding 9,583,131 subject to redemption)	75

Common Stock Class B - $0.0001 par value; 20,000,000 shares authorized; 2,500,000 shares issued and outstanding	250

Additional paid-in capital	5,299,556
Accumulated deficit	(299,880)
Total stockholders’ equity	5,000,001
Total Liabilities and stockholders’ equity	$100,863,793

The accompanying notes are an integral part of the unaudited financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF OPERATIONS

(Unaudited)

	For the period March 27, 2020 (inception) to September 30, 2020	Three months ended September 30, 2020
Operating costs	316,465	314,875
Loss from Operations	316,465	314,875

Other Income
Interest income	16,585	16,585
Total Other Income	16,585	16,585

Net loss	(299,880)	(298,290)

Basic and diluted net loss per share	$(0.09)	$(0.09)
Weighted average number of common shares outstanding	3,246,869	3,246,869

The accompanying notes are an integral part of the unaudited financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION (March 27, 2020) TO SEPTEMBER 30, 2020

(Unaudited)

	Common Stock
	Class A	Class B	Amount	Additional Paid In Capital	Accumulated Deficit	Total Stockholder's Equity

Balance at Inception (March 27, 2020)	—	—	—	—	—	—
Issuance of common stock to sponsor	—	2,500,000	250	24,750	(1,590)	23,410
Balance at June 30, 2020	—	2,500,000	250	24,750	(1,590)	23,410
Sale of 10,000,000 Units, net of underwriting discount and offering expenses	10,000,000	—	1,000	97,805,194	—	97,806,194
Private placement	220,000	—	22	2,199,978	—	2,200,000
Issuance of shares to underwriters	110,000	—	12	1,099,988	—	1,100,000
Net Loss for the period	—	—	—	—	(298,290)	(298,290)
Change in value of common stock subject to redemption	(9,583,131)		(959)	(95,830,354)	—	(95,831,313)

Balance at September 30, 2020	746,869	2,500,000	325	5,299,556	(299,880)	5,000,001

The accompanying notes are an integral part of the unaudited financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF CASH FLOWS

FROM INCEPTION (March 27, 2020) TO SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net Loss	$(299,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust account	$(16,585)

Changes in operating assets and liabilities:
Increase in accounts payable	1,000
Net Cash used in Operating Activities	(315,464)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(100,000,000)
Net Cash used in Investing Activities	(100,000,000)

Cash flows from Financing Activities
Gross proceeds from sale of Units, net of commissions	99,000,000
Proceeds from issuance of common stock to sponsor	25,000
Proceeds from sale of Private Units	2,700,000
Proceeds from note payable - related party, net	384,978
Repayment of note payable - related party, net	(353,500)
Payment of offering cost	(593,806)
Net Cash Provided by Financing Activities	101,162,672

Net increase in cash	847,208
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	847,208

The accompanying notes are an integral part of the unaudited financial statements

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

The Company’s sponsor is Vistas Media Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

As of September 30, 2020, the Company had not yet commenced any operations. All activity for the period from March 27, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company anticipates it will generate income in the form of interest income from the proceeds derived from the IPO and placed in Trust Account (as defined below) as described below.

Public Offering

The Company completed the sale of 10,000,000 units (the “Units”) at an offering price of $10.00 per Unit in the Public Offering on August 11, 2020. Simultaneously with the closing of the Public Offering, the Company consummated the private placement (the “Private Placement”) of an aggregate of 295,000 private placement units (the “Private Placement Units”) and 500,000 private placement warrants (the “Private Placement Warrants”). The Sponsor purchased 220,000 Private Placement Units and I-Bankers Securities, Inc. (“I-Bankers”) purchased 75,000 Private Placement Units at a price of $10.00 per Private Placement Unit. The Sponsor also purchased 500,000 Private Placement Warrants at a price of $1.00 per Private Warrant. The sale of the 10,000,000 Units in the Public Offering (the “Public Units”) generated gross proceeds of $100,000,000, less underwriting commissions of $1,750,000 (1.75% of the gross proceeds of the Public Offering) and other offering costs of $593,806. The Private Placement Units and Private Placement Warrants generated $3,450,000 of gross proceeds.  The underwriters did not exercise their over-allotment option. As a result, the initial stockholders forfeited 375,000 shares of Class B common stock (“Founder Shares”), resulting in the initial stockholders holding an aggregate of 2,500,000 shares of Class B common stock. The shares forfeited by the initial stockholders were cancelled by the Company.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 10, 2020, as well as the Company’s Current Reports on Form 8-K, filed with the SEC on August 12, 2020 and August 17, 2020. The interim results for the period from March 27, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the period from March 27, 2020 (inception) through September 30, 2020 or for any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3. Related Party Transactions

Founder Shares

On April 30, 2020, the Sponsor purchased an aggregate of 2,875,000 Founder Shares in exchange for a capital contribution of $25,000, or approximately $0.009 per share. On July 1, 2020, the Sponsor transferred 225,000 Founder Shares to PFVI, LLC for a purchase price of $1,500,000. On August 6, 2020, the Sponsor transferred an aggregate of 334,000 Founder Shares to members of its management team and 172,500 Founder Shares to certain of its affiliates. On September 11, 2020, the Sponsor forfeited 375,000 Founder Shares as a result of the underwriters not exercising their over-allotment option so that the initial stockholders collectively own 20% (2,500,000 shares) of the Company’s issued and outstanding common stock.

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

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. As of September 30, 2020, the Company has paid $20,000 in administrative service fees.

Promissory Note

The Sponsor has agreed to loan the Company up to $300,000 in the aggregate, to be used for a portion of the expenses of the Public Offering. The loans are non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Public Offering, and payable within 5 business days after such date. At September 30, 2020, the balance of the Sponsor loan was $31,478.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit (the “Working Capital Units”). As of September 30, 2020, no Working Capital Loans have been issued.

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

On April 30, 2020, the Company issued 2,875,000 shares of Class B common stock, including an aggregate of up to 375,000 shares of Class B common stock that were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Public Offering (excluding the Private Placement Units). The underwriters did not exercise their over-allotment option. As a result, the initial stockholders forfeited 375,000 shares of Class B common stock (“Founder Shares”), resulting in the initial stockholders holding an aggregate of 2,500,000 shares of Class B common stock. The shares forfeited by the initial stockholders were cancelled by the Company.

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

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

There were no assets measured on a recurring basis at fair value at September 30, 2020. At September 30, 2020, there were cash and marketable securities held in trust in the amount of $100,863,793 with a fair value hierarchy of Level 1 that was used as valuation inputs by the Company to determine such fair value.

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

For the three months ended September 30, 2020, we had a net loss of $298,290 which consisted of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2020, we had $847,208 of cash and cash equivalents.

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

Further, the Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit (the “Working Capital Units”). As of September 30, 2020, no Working Capital Loans have been issued.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement as of September 30, 2020.

Contractual Obligations

As of September 30, 2020, we did not have any long-term debt, capital or operating lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2020, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of the Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

VISTAS MEDIA ACQUISITION COMPANY INC.

Date: November 16, 2020	By:	/s/ F. Jacob Cherian
Name: F. Jacob Cherian
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Nagarajan Venkatesan
Name: Nagarajan Venkatesan
Title: Chief Financial Officer
(Principal Financial Officer)