Form 10-K
period 2020-12-31
Vistas Media Acquisition Co Inc.
filed 2021-04-15
CIK 1810491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 001-39433

VISTAS MEDIA ACQUISITION COMPANY INC.

(Exact name of registrant as specified in its charter)

Delaware	85-0588009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

30 Wall Street, 8th Floor New York, NY	10005
(Address of principal executive offices)	(Zip Code)

(212) 859-3525

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one redeemable warrant	VMACU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	VMAC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	VMACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately: N/A

As of April 15, 2021, the Registrant had 10,330,000 shares of its Class A common stock, $0.0001 par value per share, and 2,500,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination with Anghami, or any other initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

ii

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within 24 months after the closing of the Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

●	If the net proceeds of the Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the Public Offering, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders or warrant holders.

iii

PART I

References in this report to “we,” “us” or the “Company” refer to Vistas Media Acquisition Company Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Vistas Media Sponsor, LLC, a Delaware limited liability company.

ITEM 1. BUSINESS.

Introduction

We are a blank check company formed under the laws of the State of Delaware on March 27, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this report as our “Business Combination”. We intend to effectuate our Business Combination utilizing cash from the proceeds of the Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt. Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we initially focused our search on identifying a prospective target business in the media and entertainment (“M&E”) sector in North America, Europe and Asia. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our board of directors unanimously approved a business combination agreement, dated March 3, 2021, by and among us, Anghami, a Cayman Islands exempted company (“Anghami”), Anghami Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Anghami (“Pubco”), Anghami Vista 1, a Cayman Islands exempted company and wholly-owned subsidiary of Pubco (“Vistas Merger Sub”) and Anghami Vista 2, a Cayman Islands exempted company and wholly-owned subsidiary of Pubco (“Anghami Merger Sub”) (as it may be amended and/or restated from time to time, the “Business Combination Agreement”). If the Business Combination Agreement is adopted by our stockholders and the transactions under the Business Combination Agreement are consummated, we will merge with and into Vistas Merger Sub, with us surviving the merger and continuing as a subsidiary of Pubco and Anghami will merge with and into Anghami Merger Sub, with Anghami surviving the merger and continuing as a subsidiary of Pubco (such transactions, collectively, the “Business Combination”). See “Proposed Business Combination” below for more detail on this transaction. If the Business Combination is not approved or completed for any reason, we will continue to seek another business combination as described herein.

Consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions of the respective parties, including the approval of the Business Combination Agreement, the Business Combination and certain other actions related thereto by the Company’s stockholders, certain approvals or other determinations from regulatory authorities, as applicable, and the availability of a minimum amount of cash in the Trust Account (and/or from other specified sources, if necessary), after giving effect to redemptions by the Company’s public stockholders, if any.

Other than as specifically discussed, this report does not assume the closing of the Business Combination.

Business Strategy

Our management team will leverage its skills, expertise and strong network within Hollywood, Bollywood and other international M&E industries to identify attractive target companies and provide guidance on the benefits of being a publicly-traded entity, including broader access to capital, liquidity for employee compensation and potential acquisitions, and expanded branding in the marketplace.

In addition, we believe that we will be able to source potential targets from our sponsor’s and management’s contacts within private equity, investment banking, industry consulting firms, accounting firms, and investors in the M&E sector. Upon completion of the Public Offering, our management team and sponsor will communicate with their networks on our acquisition criteria and immediately begin screening opportunities.

Business Combination Criteria

Consistent with our business strategy, we have identified parameters and criteria that we think are important and relevant in evaluating prospective target businesses. We will apply these parameters in evaluating prospects, even though we may ultimately decide to execute our initial business combination with a fundamentally strong company that may not exactly match all of our initial parameters and criteria.

●	Management: We will seek companies with a proven and experienced existing management team that is eager to take advantage of the experience and expertise that our management team brings with it.

●	Growth: We intend to seek companies with high growth trajectories within the M&E industry that are driven by competitive advantages that can be accelerated through a partnership with us.

●	Focus: We will prioritize entities within digital content production and distribution (e.g. OTT and video on demand), digital animation and visual effects and media technology businesses, which we believe have benefited from the digitalization of media around the world.

●	Strategy: We intend to screen for management teams with the appetite and ability to execute various strategic initiatives, with an emphasis on those focused on creating shareholder value.

●	Operational Efficiencies: We intend to seek companies that have diligent compliance and reporting processes, and financial controls in place and are thus prepared for the regulatory requirements of a public entity.

●	Benefit from Being Public: We intend to seek target companies that have the vision to take advantage of and appreciate the benefits of operating as a publicly-traded entity, including broader access to capital, liquidity for employee compensation and potential acquisitions, and expanded branding in the marketplace.

●	Revenue and Earnings Growth Potential: We intend to acquire one or more businesses that have multiple and diverse potential drivers of revenue and earnings growth. We intend to acquire one or more businesses that have the potential to generate strong and stable free cash flow.

●	Attractive Valuations: We consider ourselves to be rigorous, disciplined and valuation-centric investors, with a keen understanding of market value, upside and potential downside risks. We intend to seek companies with a decent market share and growth potential in the segments in which they operate, but available at a discount to valuation given the current economic environment due to the impact of COVID-19. We expect COVID-19 to disrupt a number of companies within the M&E industry, and we will seek to identify target companies that are also less vulnerable to pandemics and similar events.

The parameters mentioned above are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy materials or tender offer documents, as applicable, that we would file with the SEC. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the underwriters’ marketing fee and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination and that any such business combination be approved by a majority of our independent directors. Both of these conditions will be satisfied with the proposed Business Combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. We expect all of the funds released from the trust account to be used for payment of the consideration in connection with the Business Combination.

Other than the proposed Business Combination, we have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any other business combination target. Accordingly, there is no current basis for investors in our securities to evaluate the possible merits or risks of any target business other than Anghami with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Proposed Business Combination

On March 3, 2021, the Company entered into the Business Combination Agreement, pursuant to which (i) the Company will merge with and into Vistas Merger Sub, with the Company surviving the merger and continuing as a subsidiary of Pubco, with each outstanding share of the Company converting into the right to receive one share of Pubco and each outstanding warrant of the Company converting into warrants to purchase shares of Pubco on the same terms (the “Vistas Merger”), and (ii) Anghami will merge with and into Anghami Merger Sub, with Anghami surviving the merger and continuing as a subsidiary of Pubco and Anghami’s shareholders receiving shares of Pubco (the “Anghami Merger”). Upon consummation of the Business Combination, Anghami and the Company will continue to exist as wholly-owned subsidiaries of Pubco.

The Business Combination implies an initial pro-forma enterprise valuation of the combined company of approximately $220 million. Upon the closing of the Business Combination (the “Closing”), Anghami’s shareholders will be entitled to receive either all stock consideration or a combination of cash and stock consideration with an aggregate value of $180 million.

The stock consideration payable to Anghami’s shareholders will be an amount of shares of Pubco equal to (a) $180 million in enterprise value minus the cash consideration paid to such shareholders (if any), divided by (b) $10.00.

Anghami shareholders will receive cash consideration only if the available cash (as further described below) exceeds $50,000,000, in which case the cash consideration will be calculated as the lesser of (i)(A) such available cash minus the outstanding indebtedness of Pubco for borrowed money with a maturity date of more than one year as of the Closing multiplied by (B) 0.3, or (ii) the available cash minus such indebtedness referred to in clause (i)(A) above minus $50,000,000. The available cash at Closing will be calculated by (i) adding the amount available to be released from the Company’s trust account, after taking into account redemptions by the Company’s stockholders, in addition to any cash or cash equivalents of the Company and the net proceeds of private placements of shares of the Company’s common stock to occur immediately prior to the Closing, for which the Company currently has commitments of $40 million, and (ii) subtracting transaction expenses of the Company and Anghami related to the Business Combination. Notwithstanding the foregoing, the cash consideration payable to Anghami shareholders will be reduced, and shareholders will receive a proportional increase in stock consideration at a price of $10.00 per share, by the minimum amount necessary for Pubco to satisfy the “substantiality” test of Treasury Regulation 1.367(a)-3(c)(3)(iii), but if such “substantiality” test cannot be met if the cash consideration is reduced to zero (with the proportional increase in stock consideration) then no such reduction in cash consideration will be made.

Pubco’s board of directors will consist of eleven individuals allocated among three classes, and a majority of those directors will qualify as independent directors under applicable rules of the Nasdaq Capital Market (“Nasdaq”). Immediately after the Closing, the following individuals will be designated and appointed to the Pubco board of directors: (i) three directors designated by the Company prior to the Closing, including at least two who qualify as independent directors under Nasdaq rules, with none appointed to the first class, two appointed to the second class and one appointed to the third class; (ii) six directors designated by Anghami prior to the Closing, including at least three who qualify as independent directors under Nasdaq rules, with one appointed to the first class, two appointed to the second class, and three appointed to the third class; and (iii) two directors designated by Shuaa Capital psc (“Shuaa”), both appointed to the first class and at least one of whom will qualify as an independent director under Nasdaq rules. In the event the number of directors on the board changes prior to the Closing, the rights to designate directors will be adjusted such that Anghami will retain the ability to designate a majority of the directors.

The parties to the Business Combination Agreement have made customary representations, warranties and covenants in the Business Combination Agreement, including, among others, covenants with respect to the conduct of the Company and Anghami and its subsidiaries prior to the closing of the Business Combination.

The closing of the Business Combination is subject to certain customary conditions, including, among other things: (i) the approval by the Company’s stockholders of the Business Combination Agreement, the Business Combination, and certain other actions related thereto; (ii) Anghami and the Company each receiving evidence that Pubco qualifies as a foreign private issuer pursuant to Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the Closing; (iii) the Company having at least $40 million of cash at the closing of the Business Combination, consisting of cash held in its trust account and the aggregate amount of cash actually invested in (or contributed to) the Company pursuant to the Subscription Agreements (as defined below), after giving effect to redemptions of public shares, if any, but before giving effect to the consummation of the closing of the Business Combination and the payment of Anghami’s and the Company’s outstanding transaction expenses as contemplated by the Business Combination Agreement; (iv) the shares of Class A common stock of Pubco to be issued in connection with the Business Combination having been approved for listing on Nasdaq subject only to official notice of issuance thereof and (v) the execution of the Sponsor Agreement Amendment and the Registration Rights Agreement.

The Business Combination Agreement may be terminated by the Company or Anghami under certain circumstances, including, among others, (i) by written consent of the Company and Anghami, (ii) by either the Company or Anghami if the closing of the Business Combination has not occurred on or before December 31, 2021, and (iii) by the Company or Anghami if the Company has not obtained the required approval of its stockholders.

We will hold a special meeting of stockholders to consider matters relating to the Business Combination. We cannot complete the Business Combination unless our stockholders consent to the approval of the Business Combination Agreement and the transactions contemplated thereby. We will send to our stockholders a proxy statement/prospectus to ask them to vote in favor of these and the other matters described in such proxy statement/prospectus.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and the prospectus associated with our initial public offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the State of Delaware that has conducted no operations and has generated no revenues to date. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares and private placement shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares and private placement shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public stockholders do not approve of the business combination we complete.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders, management team and holders of the private placement shares have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders own approximately 21.2% of our outstanding common stock. Our initial stockholders, management team and the holders of the private placement shares also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares and private placement shares. As a result, in addition to our initial stockholders’ founder shares, private placement shares and representative shares, we would need 3,585,001, or 35.9%, of the 10,000,000 public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and representative shares issued to I-Bankers Securities, Inc. (“I-Bankers”) are voted in favor of the initial business combination). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders, management team and the holders of the private placement shares to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with minimum cash requirements for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the fee payable to I-Bankers pursuant to the business combination marketing agreement. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the fee payable to I-Bankers pursuant to the terms of the business combination marketing agreement will not be adjusted for any shares that are redeemed in connection with an initial business combination.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 12 months after the closing of our Public Offering (or up to 18 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by the full amount of time) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by the full amount of time). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within 12 months after the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by the full amount of time), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination within 12 months after the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by the full amount of time). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the rights and warrants will be worthless.

We will have until 12 months from the closing of the Public Offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. In order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account for each three month extension $1,000,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three-month extension, or up to an aggregate of $2,000,000, or $0.20 per share for a full six-month extension. Any such payments would be made in the form of a non-interest bearing loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated If we complete our initial business combination, we will repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months) from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by the full amount of time), subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination within 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by the full amount of time) is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by the full amount of time, ) before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally, $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Public Offering and the sale of the private placement securities are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of the Public Offering and the sale of the private placement securities and filed a Current Report on Form 8-K, including an audited balance sheet, demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the Public Offering without our prior consent (“Excess Shares”). However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the private placement securities, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of the Public Offering not being held in the trust account are insufficient to allow us to operate for at least the 12 months following the closing of the Public Offering (or up to 18 months following the closing of the Public Offering if we extend the period of time to consummate a business combination by the full amount of time), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Public Offering, only $1,000,000 was made available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 12 months following the Public Offering (or up to 18 months following the Public Offering if we extend the period of time to consummate a business combination by the full amount of time); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units, including as to exercise price, exercisability and exercise period of the underlying warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of the Public Offering as well as our registered independent public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months) from the closing of the Public Offering; and (iii) absent an initial business combination within 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by the full amount of time) or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by the full amount of time) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 12t months from the closing of the Public Offering (or following the 18th months from the closing of the Public Offering if we extend the period of time to consummate a business combination by the full amount of time) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if we extend the period of time to consummate a business combination by the full amount of time) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq’s corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A common stock or certain exemptions are available.

If the issuance of the Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A common stock included in the units.

We are not registering the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders and holders of our private placement securities may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Pursuant to a registration rights agreement, our initial stockholders, I-Bankers and their permitted transferees can demand that we register the private placement units, the private placement shares, the private placement warrants and the shares of Class A common stock issuable upon conversion of the founder shares and the exercise of the representative warrants and the private placement warrants held, or to be held, by them and holders of units that may be issued upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, I-Bankers or holders of working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in our final prospectus relating to the Public Offering regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of April 15, there were 358,375,000 and 17,500,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. As of April 15, 2021, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 12 months (or up to 18 months) from the closing of the Public Offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors in the Public Offering;

●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

●	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders and without giving effect to the private placements), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement units issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On April 30, 2020, our sponsor purchased an aggregate of 2,875,000 founder shares in exchange for a capital contribution of $25,000, or approximately $0.009 per share. In July 2020, our sponsor transferred 225,000 founder shares to PFVI, LLC, resulting in our sponsor holding 2,650,000 founder shares. On August 6, 2020, our sponsor transferred an aggregate of 334,000 founder shares to certain members of our management team and an aggregate of 172,500 founder shares to certain of its affiliates, resulting in our sponsor holding 2,143,500 founder shares. Our sponsor also intends to transfer an aggregate of 782,250 founder shares to certain of its affiliates upon the end of the lock-up period. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued.

The number of founder shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 11,500,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Public Offering (without giving effect to the private placements). Because this option was not exercised, 375,000 of the founder shares were forfeited by our sponsor. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 220,000 private placement units, at a price of $10.00 per private placement unit, and an aggregate of 500,000 private placement warrants, at a price of $1.00 per private placement warrant, for an aggregate purchase price of $2,700,000. Each private placement unit contains one share of Class A common stock and one private placement warrant, each warrant exercisable for one share of Class A common stock at $11.50 per share, which securities also will be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the date that is 18 months after the closing of the Public Offering nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Public Offering and the private placements, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from the Public Offering and the private placements, $100,000,000 was available to complete our initial business combination and pay related fees and expenses, including up to $2,750,000 of services fees payable to I-Bankers being held in the trust account.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 12 months (or up to 18 months) of the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through the Company’s registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the private placement of units and warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own approximately 21.2% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our initial stockholders and our sponsor, executive officers, directors and director nominees have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months) from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to the Public Offering may be amended without stockholder approval.

Each of the agreements related to the Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, sponsor, officers and directors; the registration rights agreement among us, our initial stockholders and I-Bankers; the private placement units purchase agreements between us, our sponsor and I-Bankers; the private placement warrants purchase agreement between us and our sponsor; and the administrative services agreement among us and our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement, the private placement unit purchase agreements, the private placement warrants purchase agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, representative shares, private placement units, private placement warrants and other securities held by I-Bankers, our initial stockholders, sponsor, officers and directors, as applicable. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders and I-Bankers selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Public Offering and the private placements. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own approximately 21.2% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any units in the Public Offering or if our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in our final prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years (except for those directors appointed prior to our first annual meeting of stockholders) with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities for capital raising purposes in connection with the closing of our initial business combination) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to date on which we give proper notice of redemption to the warrant holders and provided certain other conditions are met. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us (except as described in our prospectus) so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 10,000,000 shares of our Class A common stock as part of the units offered in our Public Offering, simultaneously with the closing of the Public Offering, we will be issuing (i) underlying the private placement units, warrants to purchase 295,000 shares of Class A common stock at $11.50 per share and (ii) 500,000 private placement warrants and (iii) 500,000 representative warrants, each exercisable to purchase one share of Class A common stock at $12.00 per share. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 150,000 private placement units, at the price of $10.00 per unit. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive offices are located at 30 Wall Street, 8th Floor, New York, NY 10005. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2020, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A common stock and warrants are listed on Nasdaq under the symbols “VMACU,” “VMAC” and “VMACW”, respectively.

Holders

As of April 15, 2021, there were three holders of record of our units, three holders of record of our Class A common stock, fourteen holders of record of our Class B common stock and four holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A common stock and warrants are held of record by banks, brokers and other financial institutions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

The sales of the Founder Shares and Private Placement Warrants to our Sponsor and our initial stockholders as described herein were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On August 6, 2020, our registration statement on Form S-l (File No. 333-239819) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 10,000,000 units at an offering price to the public of $10.00 per unit for an aggregate offering price of $100,000,000, with each unit consisting of one share of Class A common stock and one Warrant. Each whole Warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. I-Bankers Securities, Inc. acted as the representative for the underwriters (the “Underwriters”). The Public Offering did not terminate before all of the securities registered in our registration statement were sold. The Public Offering was consummated on August 11, 2020.

The net proceeds from the Public Offering and the Private Placement, including the underwriters’ marketing fee of $2,750,000, are held in the Trust Account at December 31, 2020. We paid $1,750,000 in underwriting discounts. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated August 6, 2020, which was filed with the SEC.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we”, “us”, “our” or the “Company” are to Vistas Media Acquisition Company Inc., except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on March 27, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities.

Recent Developments

On March 3, 2021, the Company entered into the Business Combination Agreement, pursuant to which (i) the Company will merge with and into Vistas Merger Sub, with the Company surviving the merger and continuing as a subsidiary of Pubco, with each outstanding share of the Company converting into the right to receive one share of Pubco and each outstanding warrant of the Company converting into warrants to purchase shares of Pubco on the same terms (the “Vistas Merger”), and (ii) Anghami will merge with and into Anghami Merger Sub, with Anghami surviving the merger and continuing as a subsidiary of Pubco and Anghami’s shareholders receiving shares of Pubco (the “Anghami Merger”). Upon consummation of the Business Combination, Anghami and the Company will continue to exist as wholly-owned subsidiaries of Pubco.

The Business Combination implies an initial pro-forma enterprise valuation of the combined company of approximately $220 million. Upon the closing of the Business Combination (the “Closing”), Anghami’s shareholders will be entitled to receive either all stock consideration or a combination of cash and stock consideration with an aggregate value of $180 million.

The stock consideration payable to Anghami’s shareholders will be an amount of shares of Pubco equal to (a) $180 million in enterprise value minus the cash consideration paid to such shareholders (if any), divided by (b) $10.00.

Anghami shareholders will receive cash consideration only if the available cash (as further described below) exceeds $50,000,000, in which case the cash consideration will be calculated as the lesser of (i)(A) such available cash minus the outstanding indebtedness of Pubco for borrowed money with a maturity date of more than one year as of the Closing multiplied by (B) 0.3, or (ii) the available cash minus such indebtedness referred to in clause (i)(A) above minus $50,000,000. The available cash at Closing will be calculated by (i) adding the amount available to be released from the Company’s trust account, after taking into account redemptions by the Company’s stockholders, in addition to any cash or cash equivalents of the Company and the net proceeds of private placements of shares of the Company’s common stock to occur immediately prior to the Closing, for which the Company currently has commitments of $40 million, and (ii) subtracting transaction expenses of the Company and Anghami related to the Business Combination. Notwithstanding the foregoing, the cash consideration payable to Anghami shareholders will be reduced, and shareholders will receive a proportional increase in stock consideration at a price of $10.00 per share, by the minimum amount necessary for Pubco to satisfy the “substantiality” test of Treasury Regulation 1.367(a)-3(c)(3)(iii), but if such “substantiality” test cannot be met if the cash consideration is reduced to zero (with the proportional increase in stock consideration) then no such reduction in cash consideration will be made.

Public Offering

On August 11, 2020, the Company consummated its Public Offering of 10,000,000 Units. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one Warrant, with each Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $100,000,000.

On August 11, 2020, simultaneously with the consummation of the IPO, the Company completed the private sales (the “Private Placement”) of an aggregate of 295,000 units (the “Private Placement Units”) to Vistas Media Sponsor, LLC and I-Bankers Securities, Inc. at a purchase price of $10.00 per Private Placement Unit and 500,000 warrants (the “Private Placement Warrants” and together with the Private Placement Units, the “”) to Vistas Media Sponsor, LLC at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $3,450,000.

Upon the closing of the Public Offering and the Private Placement, $100 million ($10.00 per Unit) of the net proceeds of the Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of the Business Combination and (ii) the distribution of the Trust Account as described below.

If we are unable to complete a Business Combination within 12 months from the closing of the Public Offering (or up to 18 months, as such period may be extended pursuant to the Certificate of Incorporation, the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 27, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 27, 2020 (inception) through December 31, 2020 we had net loss of $526,713, which consisted of $576,316 in general and administrative expenses, offset by interest income on marketable securities held in the Trust Account of $49,603.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $709,000 in cash held outside of the trust account.

Prior to the consummation of the Public Offering, our liquidity needs were satisfied through the receipt of $25,000 from our Sponsor in exchange for the issuance of the founder shares, and the loan proceeds from the promissory note from our Sponsor. The note was fully repaid following the Public Offering. Subsequent to the consummation of the Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or 12 months from the closing of the Public Offering (or 18 months, as applicable). Over this time period, we will be using these funds for paying existing accounts payable, in connection with our Business Combination, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares), were entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

We engaged certain underwriters in connection with the Business Combination to assist us in holding meetings with the stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the initial Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with press releases and public filings in connection with the Business Combination. The scope of engagement excludes identifying and/or evaluating possible acquisition candidates. Pursuant to the agreement with underwriters, the marketing fee payable to the underwriters will be 2.75% of the gross proceeds of the Public Offering. The marketing fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of such agreement.

Administrative Services Agreement

We entered into an agreement to pay our Sponsor a total of up to $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $85,000 of such fees for the period from March 27, 2020 (inception) through December 31, 2020.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 9,560,448 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-17 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Abhayanand Singh	40	Co-Founder and Director
Saurabh Gupta, CAIA	43	Co-Founder and Director
F. Jacob Cherian	56	Chief Executive Officer, Secretary and Director
Nagarajan Venkatesan	53	Chief Financial Officer
Benjamin Waisbren	63	Director
Dr. Klaas Baks, Ph.D.	48	Director
Marc Iyeki	63	Director
Abhinav Somani	32	Director

Abhayanand Singh has served as our Co-Founder and group Chief Executive Officer since April 2018 and has served as a member of our board of directors since April 2020. Mr. Singh also has served as a director of JB Ventures Group Ltd., a film financing investment company, since May 2019. Previously, he served as the co-founder and chief executive officer of Indie Muviz Pte. Ltd (“Muviz”), a digital streaming and content production company. He also has experience in the banking, private equity and asset management industries, as a managing director of Pinnacle Fund Management Ltd, an investment management company, from 2010 to 2013, and as an assistant vice president at HSBC from 2005 to 2010. Over the last six years, Mr. Singh’s companies have invested in more than 15 films and series across productions and distributions, which have been released worldwide, including in China and across several leading OTT/Digital platforms globally. Mr. Singh also serves as a director of Sidus Consulting Pte. Ltd., a management consulting company, and Muviz. Mr. Singh holds an MBA in marketing from Chetana’s Institute of Marketing & Research Mumbai and a bachelor’s degree in Business Administration from the University of Lucknow, India.

Saurabh Gupta, CAIA, our Co-Founder, has been a member of our board of directors since May 2020. Mr. Gupta is the founder and managing director of M! Capital Ventures Pte. Ltd., a Singapore-based specialty media investments firm and managing partner and director of The Asian Film Fund — Series 1, which is registered in Mauritius as a Global Business Category 1 licensed entity. Over the last five years, his media ventures have invested in over 12 films across productions and distributions, which have been successfully released worldwide including China theatrically and across several leading OTT/digital platforms globally. In his personal capacity, Mr. Gupta has co-produced several additional films in India and Hollywood, which are at different stages of production and due to release over the next 6-12 months. He is a highly experienced banking, asset management and media investments professional with over 20 years of work experience, the majority of which has been spent in leading senior functions within the banking industry, including executive director at Bank Julius Baer, senior director at ANZ Bank, vice president at ABN AMRO Bank and relationship manager at Citibank, and as a senior consultant at Arete Financial Partners, a management consultancy and investment advisory company. Mr. Gupta also serves as a director of CitiState Capital Pte. Ltd, which is the parent investment holding company for his media ventures, SHS Advisors Pte. Ltd., which is a business advisory and consulting firm based in Singapore, and WE Capital Partners Pte. Ltd., which is a wealth management and advisory firm. Mr. Gupta was an Adjunct Faculty at the Singapore Management University’s School of Business from July 2008 until January 2009, teaching Financial Services Marketing and Wealth Management. He is a qualified Chartered Alternative Investment Analyst (CAIA) from the CAIA Association, and holds an MBA in marketing from Narsee Monjee Institute of Management Studies and a B.A. in economics from the University of Delhi, India.

F. Jacob Cherian has been our Chief Executive Officer and a member of our board of directors since April 2020. Mr. Cherian co-founded and served as Chief Executive Officer and a director of I-AM Capital Acquisition Company Inc. (“I-AM”), a special purpose acquisition company, from August 2017 to February 2019. I-AM completed a $50 million initial public offering in August 2017 and completed a business combination in December 2018, listing the first e-sports company on Nasdaq (Simplicity Esports & Gaming). Mr. Cherian also served as Chairman, Chief Executive Officer and director of Millennium India Acquisition Company Inc., a special purpose acquisition company, from March 2006 to October 2013, completing a $58 million initial public offering in July 2006. Millennium India completed a business combination with SMC, an India-headquartered leading diversified financial services company with over 2,500 locations in over 500 cities serving approximately 1.7 million customers in India and the Middle East. Mr. Cherian’s prior work and experience with JP Morgan & Co., as a director at KPMG LLP and as Partner at Computer Sciences Corp., a Fortune 500 global information technology & services company spans 15 years and three continents of Europe, Middle East and South Asia. Mr. Cherian holds a B.A. in Accounting & Information Systems from Queens College of CUNY and an MBA in International Finance from St. John’s University. He has also served as Adjunct Professor of Finance at the Tobin College of Business at St. John’s University’s MBA Program for ten years. Mr. Cherian has served as a member of the board of directors on a number of public and private and not-for profit boards.

Nagarajan Venkatesan has been our Chief Financial Officer since April 2020. Mr. Venkatesan has 33 years of experience in corporate accounting, finance, taxation and auditing and is currently the chief financial officer of Vistas Media Capital. For the last six years, he has maintained an independent practice, in his individual capacity, in internal/forensic audits. Prior to beginning his independent practice, Mr. Venkatesan served as a member of the board of directors of Getax International Pte. Ltd., a chemicals and fertilizer trading company from April 2009 to January 2014 and as the Chief Financial Officer of Getax Ocean Trades Pte. Ltd., a trading company from June 2008 to April 2009. He also held numerous audit, accounting and finance positions from 1990 to 2008, including finance manager of Rutledge Global E&P Pte. Ltd., an investment company, audit manager at MGI N Rajan Associates, an accounting firm, senior audit and tax associate at M/s B.P.Yap & Co, an accounting firm, and accountant at M/s Primefield Technologies Pvt. Ltd., a software company. Mr. Venkatesan received a Post Graduate in Commerce specialization in professional accounting from the University of Southern Queensland, Australia in 2005, a Bachelor degree in commerce from the University of Madras, India in 1987 and a Bachelor degree in general law from Annamalai University, India in 1991.

Benjamin Waisbren has served on our board of directors since August 2020. Mr. Waisbren has been the principal of Virtually There Holdings LLC d/b/a Ben Waisbren & Associates since April 2014, which advises media companies and firms involved in distressed situations. From April 2014 through December 2017, he was President of LSC Film Corporation as part of Virtually There’s management agreement with LSC, which co-financed production of 30 major motion pictures released by Sony Pictures. He was executive producer for over 40 motion pictures. From March 2019 to February 2020, Mr. Waisbren served as Chief Executive Officer and Chief Restructuring Officer of NanoMech Inc., a nanotechnology company that he led through a Chapter 11 case and its sale to a global company. Mr. Waisbren was an attorney, with a national bankruptcy practice, as a partner at Lord Bissell & Brook LLP (now Locke Lord LLP) from May 1990 to May 1995, and later practiced law as a partner at Winston & Strawn LLP from March 2013 to July 2017. Before and after his retirement from Winston & Strawn, he was engaged by the U.S. Department of Justice in the 1Malaysia Development Berhad money laundering matter as a film industry expert and financial advisor until September 2018. He was also on the Supervisory Board of Wild Bunch AG, a German-listed, Paris-based award-winning film co-production and distribution company, from May 2013 to February 2019. Mr. Waisbren was the founder and president of Continental Entertainment Capital LP in 2007 and was employed as a Managing Director at Salomon Brothers Inc. from May 1995 to June 1998 to lead its global restructuring advisory group in the M&A Department. Mr. Waisbren earned a B.A. in English from Boston University in 1979 and a J.D. from the University of Wisconsin in 1982.

Dr. Klaas Baks, Ph.D. has served on our board of directors since August 2020. Dr. Baks is the Co-Founder and Director of the Emory Center for Alternative Investments and has been a finance professor at Emory University’s Goizueta Business School since September 2002. He teaches courses in private equity, venture capital and distressed investing and has been recognized with nine awards, including Emory University’s highest award for teaching excellence, the Emory Williams Distinguished Teaching Award, the Marc F. Adler Prize for Teaching Excellence awarded by alumni and the Donald R. Keough Award for Excellence. Since October 2014, Dr. Baks has served as the Atlanta Chair for Tiger 21, a peer-to-peer learning network for high-net-worth investors whose members manage more than $50 billion and are entrepreneurs, inventors and top executives focused on improving investment acumen and exploring common issues of wealth preservation, estate planning and family dynamics. Dr. Baks also serves as a director or advisor for various companies and investment funds, including American Virtual Cloud Technologies (NASDAQ: AVCT) (since July 2017) – acquired through a SPAC business combination, Buckhead One Financial (since January 2018), JOYN (from May 2017 to March 2020), Peachtree Hotel Group (since August 2016), Backend Benchmarking (since April 2018) and TWO Capital Partners (since September 2009). Dr. Baks also has served on the Investment Committee of the Westminster Schools Board of Trustees since September 2017. Prior to joining Emory University, he held positions at Fuji Bank in Tokyo, Japan, Deutsche Bank in Hong Kong and the International Monetary Fund in Washington, D.C. Dr. Baks’s research and teaching focuses on issues in alternative investments, entrepreneurial finance and investment management, and he has published papers in numerous academic and business journals, including the Wall Street Journal. Dr. Baks studied at the Wharton School at the University of Pennsylvania, during which he spent two years at Harvard University as part of his doctoral research on the performance of actively managed mutual funds, and earned a Ph.D. in finance. He also earned a Master of Arts in economics from Brown University, a Master of Science in econometrics, cum laude from Groningen University and a diploma in Japanese language and business studies from Leiden University.

Marc Iyeki has served on our board of directors since August 2020. Mr. Iyeki has been a Senior Consultant to Global Markets Advisory Group since July 2020 and an expert network consultant at Capvisions since June 2020. Mr. Iyeki was Senior Advisor — APAC, Global Listings, at the NYSE from February 2020 to May 2020, advising on matters including capital markets, exchange compliance, federal securities regulations, and marketing. Before that, Mr. Iyeki held various other senior roles including Chief Representative, NYSE Beijing Representative Office, from January 2019 to February 2020, Regional Head — Asia Pacific, from 2014 to January 2019, and Managing Director — Asia Pacific, from 2004 to 2014, during which time he developed and managed NYSE relationships with over 120 listed companies, including leading start-ups and Global 500 companies. Previously, from May 1987 to February 1999, Mr. Iyeki held attorney positions, including Trial Counsel, at the enforcement division of the NYSE, investigating and prosecuting alleged violations of NYSE and SEC rules and regulations. Before that, from January 1985 to May 1987, he was an Assistant Deputy Public Advocate at the New Jersey Department of the Public Advocate. Mr. Iyeki has been a speaker on capital markets matters at professional and academic forums in the US and throughout Asia. He also authored an NYSE blog: “Asia Pacific Markets,” sharing his insights and providing practical advice for professionals interested in the Asia Pacific issuer community. Mr. Iyeki attended Austin College and earned a B.A., cum laude, with honors in Economics, from Washington University in St. Louis, and a J.D. from the New York University School of Law (where he was on the editorial staff of the N.Y.U. Review of Law & Social Change). He also studied public policy in the master’s program for one year at the University of Pennsylvania, where he was a Samuel Fels Fellow.

Abhinav Somani has served on our board of directors since August 2020. Since July 2019, Mr. Somani has been the Managing Director of artificial intelligence software products at MRI Software, LLC, a global company that provides real estate and investment management software to real estate owners, investors, and operators. Mr. Somani was the Chief Executive Officer of Leverton Corporation, a global artificial intelligence SaaS company that was sold to MRI Software, LLC, from February 2017 to July 2019. From August 2014 to February 2017, he was the Senior Vice President of business development at smartShift Technologies, LLC, an enterprise software and services company specializing in upgrades to high-performance, next-generation computing environments, including moves from on-premise to cloud, relational data to big data and platform-to-platform. Prior to that, Mr. Somani was an associate at ICV Partners and American Securities from August 2012 to July 2014 where he worked with portfolio companies to improve their sales, enhance marketing, turn around ailing business segments, and increase operational efficiencies. He was also an investment banking analyst at Rothschild & Co. from July 2009 to July 2012 where he worked in equity capital markets and mergers and acquisitions. Mr. Somani earned a B.S. in Finance, Management and International Business from New York University.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Singh, Mr. Waisbren and Mr. Somani, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Gupta and Mr. Iyeki, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Cherian and Dr. Baks, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence

Nasdaq Rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in the Nasdaq rules and applicable SEC rules Our board of directors has determined that Marc Iyeki, Benjamin Waisbren, Abhinav Somani and Dr. Klaas Baks are “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Committees

Our board of directors has two standing committees: an audit committee and a compensation committee. Nasdaq Rules and Rule 10A-3 under the Exchange Act generally require that these committees be comprised solely of independent directors.

Audit Committee

We have an audit committee comprised of Messrs. Iyeki, Waisbren and Dr. Baks, each of whom is independent under the Nasdaq listing standards and applicable SEC rules.

Dr. Baks serves as the chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Dr. Baks qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent accountants regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of the Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Public Offering; and

●	reviewing and approving all payments made to our existing holders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

We have a compensation committee comprised of Messrs. Iyeki and Waisbren, each of whom is independent under the Nasdaq listing standards and applicable SEC rules. Mr. Iyeki serves as the chair of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Iyeki, Waisbren, Somani and Dr. Baks. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics that applies to our directors, officers and employees. We have filed copies of our Code of Ethics and our audit committee and compensation committee charters as exhibits to our registration statement in connection with the Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at 30 Wall Street, 8th Floor, New York, NY 10005 or by telephone at (212) 859-3525. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

None of our executive officers or directors has received any cash compensation for services rendered. The Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or our or their affiliates. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

It is possible that some or all of our officers and directors may negotiate employment or consulting arrangements with the post-transaction company after our initial business combination. Any such arrangements will be disclosed in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders in connection with a proposed business combination, to the extent they are known at such time.

The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that such arrangements will be a determining factor in our decision to proceed with any potential business combination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2021, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock of, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 12,830,000 shares of common stock of outstanding at April 15, 2021, of which 10,330,000 were shares of Class A common stock and 2,500,000 were shares of Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Outstanding Common Stock
Vistas Media Sponsor, LLC (the Sponsor)(3)	1,988,500	15.5%
F. Jacob Cherian(3)(4)	2,238,500	17.4%
Nagarajan Venkatesan	-	-
Marc Iyeki	18,000	*
Saurabh Gupta(3)	1,988,500	15.5%
Abhayanand Singh(3)	1,988,500	15.5%
Benjamin Waisbren	28,000	*
Klaas Baks	18,000	*
Abhinav Somani(5)(6)	225,000	1.8%
PFVI, LLC(5)(6)	225,000	1.8%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Five Percent Holders
Linden (7)	650,000	6.3%
Polar (8)	750,000	7.3%
Mizuho (9)	710,000	6.9%
Karpus (10)	2,501,010	24.2%
Periscope (11)	600,000	5.8%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of our stockholders listed is 30 Wall Street, 8th Floor, New York, NY 10005.

(2)	Interests shown consist of Founder Shares, classified as shares of Class B common stock, which shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described elsewhere herein and the shares of Class A common stock underlying the Private Placement Units, if applicable.

(3)	Vistas Media Sponsor, LLC is the record holder of the shares reported herein. Vistas Media Capital Pte. Ltd. and Mr. Cherian are the members of the sponsor. Mr. Singh, Mr. Gupta and Mr. Cherian are the managers of the sponsor and share voting and investment discretion with respect to the common stock held of record by the sponsor. Abhayanand Singh, Saurabh Gupta and F. Jacob Cherian disclaim any beneficial ownership of any shares held by the sponsor except to the extent of their respective pecuniary interest therein

(4)	Includes 250,000 Founder Shares held by F. Jacob Cherian.

(5)	The business address of each of PFVI, LLC and Mr. Somani is 16 Park Avenue, Unit 15C, New York, New York 10016.

(6)	PFVI, LLC is the record holder of the shares reported herein. Mr. Somani is the managing director of PFVI, LLC and has beneficial ownership with respect to the common stock held of record by PFVI, LLC.

(7)	According to a Schedule 13G/A filed on February 8, 2021 on behalf of Linden Capital L.P., Linden GP LLC, Linden Advisors LP, Siu Min Wong (collectively, “Linden”). Linden shares beneficial ownership of the shares reported. The business address of Scopus is 717 Fifth Ave., 21st Floor, New York, New York 10022. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(8)	According to a Schedule 13G filed on February 11, 2021 on behalf of Polar Asset Management Partners Inc. (“Polar”). The address of the business office of Polar is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(9)	According to a Schedule 13G filed on February 12, 2021 on behalf of Mizuho Financial Group, Inc. (“Mizuho”).. The address of the business office of Mizuho is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(10)	According to a Schedule 13G/A filed on February 12, 2021 on behalf of Karpus Investment Management (“Karpus”). The address of the business office of Karpus is 183 Sully's Trail, Pittsford, New York 14534.

(11)	According to a Schedule 13G filed on February 16, 2021 on behalf Periscope Capital Inc. (“Periscope”). The address of the business office of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On April 30, 2020, our sponsor purchased an aggregate of 2,875,000 shares of Class B common stock (the “Founder Shares”) for $25,000, or $0.009 per share. In July 2020, our sponsor transferred 225,000 founder shares to PFVI, LLC in exchange for $1,500,000, resulting in our sponsor holding 2,650,000 founder shares. Pursuant to an agreement entered into with our sponsor, PFVI, LLC has the right to designate one director for election to our board of directors. PFVI, LLC’s initial director designee is Mr. Somani. Following the expiration of Mr. Somani’s initial term of office, PFVI, LLC will recommend to the board of directors that Mr. Somani (or another designee, at PFVI, LLC’s discretion) be nominated for election at each annual meeting of stockholders at which directors of the class to which Mr. Somani has been assigned are up for election. In the event that PFVI, LLC disagrees with our decision to consummate an initial business combination, it shall have the right to transfer its founder shares back to our sponsor in exchange for a return of the purchase price paid for such founder shares. On August 6, 2020, our sponsor transferred an aggregate of 334,000 founder shares to certain members of our management team. Of these shares, 250,000 were transferred to F. Jacob Cherian, 28,000 were transferred to Benjamin Waisbren, 18,000 were transferred to each of Marc Iyeki and Dr. Klaas Baks, 10,000 were transferred to Jayesh Parekh and 5,000 were transferred to each of Sergei Bespalov and Daniel Santos. In addition, on August 6, 2020, our sponsor transferred an aggregate of 172,500 shares to certain of its affiliates. Of these shares, 100,000 were transferred to Gurinder Ahluwalia, 30,000 were transferred to Exemplary Holdings Pte. Ltd., 12,500 were transferred to Jayesh Parekh and 10,000 were transferred to each of Vipul Shah, Sameer Parmar and Mishal Iyer. These transfers and the forfeiture of 375,000 founder shares from the expiration of the underwriters; over-allotment option resulted in our sponsor holding 1,768,500 Founder Shares. Our sponsor also intends to transfer an aggregate of 782,250 founder shares to certain of its affiliates upon the end of the lock-up period described in the prospectus. Of these shares, 300,000 will be transferred to JB Ventures Group Ltd., 100,000 will be transferred to Exemplary Films Corporation, 250,000 will be transferred to Asian Film Fund - Series 1, 50,000 will be transferred to each of Gurinder Ahluwalia and Miten Shah, 12,000 will be transferred to Exemplary Holdings Pte. Ltd., 6,250 will be transferred to Jayesh Parekh, 5,000 will be transferred to each of Vipul Shah and Mishal Iyer and 4,000 will be transferred to Sameer Parmar. Following all of these transfers, our sponsor will hold 986,250 Founder Shares.

Prior to the initial investment in the company of $25,000 by our sponsor, the Company had no assets, tangible or intangible. The number of Founder Shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 11,500,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Public Offering (without giving effect to the private placements). Of these founder shares, 375,000 were forfeited by our sponsor due to the underwriters’ not exercising the over-allotment option.

The Founder Shares are identical to the public shares except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

Our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described in the. Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares. Notwithstanding the foregoing, if (1) the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (2) if we consummate a transaction after our initial business combination which results in our stockholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up.

Private Placement Warrants

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

Simultaneously with the closing of the Public Offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 6,481,550 warrants (the “Private Placement Warrants”) to our sponsor and one of the Company’s directors at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6,481,550. The Private Placement Warrants are identical to the Warrants sold in the Public Offering, except that the Private Placement Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. If the Private Placement Warrants are held by holders other than our sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants included in the Units sold in the Public Offering. If the Company does not consummate its initial business combination within 18 months from the closing the Public Offering, the Private Placement Warrants will expire worthless. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

If the Company does not complete a Business Combination, the proceeds of the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless..

Registration Rights

The holders of the Founder Shares (and any shares of Class A common stock issuable upon conversion of the Founder Shares), Private Placement Units, Private Placement Shares, Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants), and securities that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to the consummation of the Proposed Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services

We reimburse our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Prager Metis CPAs LLC, or Prager, acts as our independent registered public accounting firm. The following is a summary of fees paid to Prager for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Prager for audit fees, inclusive of required filings with the SEC for the period from March 27, 2020 (inception) through December 31, 2020 and of services rendered in connection with our initial public offering, totaled $69,000.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from March 27, 2020 (inception) through December 31, 2020, we did not pay Prager any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the period from March 27, 2020 (inception) through December 31, 2020, we did not pay Prager any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the period from March 27, 2020 (inception) through December 31, 2020, we did not pay Prager any other fees.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of our initial public officering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Prager Metis CPAs LLC, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Copies of such materials can be obtained on the SEC website at www.sec.gov.

Exhibit	Description
2.1	Business Combination Agreement, dated as of March 3, 2020, by and among the Company, Anghami, Anghami, Inc., Anghami Vista 1 and Anghami Vista 2 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on March 9, 2021).
3.1	Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).
3.2	Bylaws (Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-239819), filed with the SEC on July 27, 2020).
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-l (File No. 333-239819), filed with the SEC on July 28, 2020).
4.2	Specimen Class A common stock Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-239819), filed with the SEC on July 27, 2020).
4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-l (File No. 333-239819), filed with the SEC on July 28, 2020).
4.4	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated as of August 6, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).
4.5	Description of Securities
10.1	Letter Agreement, dated August 6, 2020, by and among the Company, Vistas Media Sponsor, LLC and each of the initial stockholders of the Company (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).
10.2	Investment Management Trust Agreement, dated August 6, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).
10.3	Registration Rights Agreement, dated August 6, 2020, by and among the Company, Vistas Media Sponsor, LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).
10.4	Private Placement Warrants Purchase Agreement, dated August 6, 2020, by and between the Company and Vistas Media Sponsor, LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).
10.5	Private Placement Units Purchase Agreement, dated August 6, 2020, by and between the Company and Vistas Media Sponsor, LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).
10.6	Private Placement Units Purchase Agreement, dated August 6, 2020, by and between the Company and I-Bankers Securities, Inc. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).
10.7	Administrative Services Agreement, dated August 6, 2020, by and between the Company and Vistas Media Sponsor, LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).
10.8	Business Combination Marketing Agreement, dated August 6, 2020, by and between the Company and I-Bankers Securities, Inc. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).

10.9	Form of Sponsor Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on March 9, 2021).
10.10	Form of Restrictive Covenant Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on March 9, 2021).
10.11	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on March 9, 2021).
10.12	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on March 9, 2021).
10.13	Form of Lock-Up Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on March 9, 2021).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vistas Media Acquisition Company Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vistas Media Acquisition Company Inc. (the Company) as of December 31, 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for the period from March 27, 2020 (date of inception) through December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from March 27, 2020 (date of inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2020

Hackensack, New Jersey

April 15, 2021

VISTAS MEDIA ACQUISITION COMPANY INC.

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$709,879
Total Current Assets	709,879

Cash held in Trust Account	100,049,603
Total Assets	100,759,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$155,000
Total Current Liabilities	155,000

Commitments
Common stock subject to possible redemption, 9,560,448 shares; at redemption value	95,604,480

Stockholders’ Equity
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; 1,000,000 shares non issued.	-
Common Stock Class A - $0.0001 par value; 380,000,000 shares authorized; 769,552 shares issued and outstanding (excluding 9,560,448 subject to redemption)	77
Common Stock Class B - $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding	250
Additional paid-in capital	5,526,387
Accumulated deficit	(526,713)
Total Stockholders’ Equity	5,000,001
Total Liabilities and Stockholders’ Equity	$100,759,482

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Revenues	$-

Operating Expenses
General and administrative expenses	576,316
Total Operating Expenses	576,316

Net Loss from Operations	(576,316)

Other (Expense) Income
Interest income	49,603
Total other (Expense) Income	49,603

Net Loss	(526,713)

Basic and diluted net loss per share	$(0.16)
Weighted average number of common shares outstanding	3,269,552

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock		Additional Paid In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at Inception March 27, 2020	-	-	-	-	-
Issuance of common stock to sponsor	2,500,000	250	24,750	-	25,000
Sale of 10,000,000 Units, net of underwriting discount and offering expenses	10,000,000	1,000	97,805,194	-	97,806,194
Private placement	220,000	22	2,199,978	-	2,200,000
Issuance of shares to underwriters	110,000	12	1,099,988	-	1,100,000
Net Loss for the period	-	-	-	(526,713)	(526,713)
Common stock subject to redemption	(9,560,448)	(957)	(95,603,523)	-	(95,604,480)

Balance at December 31, 2020	3,269,552	327	5,526,387	(526,713)	5,000,001

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net Loss	$(526,713)

Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	$(49,603)
Changes in operating liability:
Increase in accounts payable	155,000
Net Cash used in Operating Activities	(421,316)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(100,000,000)
Net Cash used in Investing Activities	(100,000,000)

Cash flows from Financing Activities
Gross proceeds from sale of Units, net of commissions	98,931,194
Proceeds from sale of Private Units	2,200,000
Proceeds from note payable - related party, net	384,978
Repayment of note payable - related party, net	(384,9798)
Net Cash Provided by Financing Activities	101,131,194

Net increase in cash	709,878
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	709,879

The accompanying notes are an integral part of the financial statements

NOTE 1. Description of Organization and Business Operations

Vistas Media Acquisition Company Inc. (the “Company”) was incorporated in Delaware on March 27, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search for an initial business combination on companies that are positioned to benefit directly from the growth of digitally available content. While the Company’s efforts to identify a target will not be limited to any particular media and entertainment segment or geography, it intends to focus its search on content, film, post -production and/or visual effects facilities, animation, streaming, augmented and virtual reality, music, digital media, gaming and e-sports. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

The Company’s sponsor is Vistas Media Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

As of December 31, 2020, the Company had not yet commenced any operations. All activity for the period from March 27, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company anticipates it will generate income in the form of interest income from the proceeds derived from the IPO and placed in Trust Account (as defined below) as described below.

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

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Net Loss Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of December 31, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3. Income Taxes

Details	December 31, 2020
Income tax expense (credit) at statutory rate	$-
Income tax adjustment	$-
Change of valuation allowance	$-
Income tax expense (credit)	$-

A reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded is as follows:

The components of the Company’s deferred tax asset as of December 31, 2020 is as follows:

Details	December 31, 2020
Deferred tax asset - Operating loss carry forward	$121,026
Operating losses utilized	$-
Valuation allowance	$(121,026)
Income tax expense (credit)	$-

As of December 31, 2020, the Company had certain federal net operating loss carryovers (“NOLs”), however under current tax law, only NOLs accrued after 2017 may be carried on indefinitely. Further, utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Company files income tax returns in the United States federal jurisdiction. No tax returns are currently under examination by any tax authorities.

NOTE 4. Related Party Transactions

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

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of an initial Business Combination or earlier of (B) subsequent to the Company’s initial Business Combination, (i) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placements

In addition, the Sponsor purchased, pursuant to written agreements, an aggregate of 220,000 Private Placement Units at $10.00 per Private Placement Unit and 500,000 Private Placement Warrants at $1.00 per Private Placement Warrant for aggregate proceeds of $2,700,000. This purchase took place on a private placement basis simultaneously with the completion of the Public Offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. As of December 31, 2020, the Company has paid $85,000 which is presented as general and administrative expense on the accompanying statement of operations.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit (the “Working Capital Units”). As of December 31, 2020, no Working Capital Loans have been issued.

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

Representative’s Shares

On August 11, 2020, the Company issued an aggregate of 35,000 Representative’s Shares to the underwriters, in connection with their services as underwriters for the IPO. The underwriters have agreed not to transfer, assign or sell any of Representative’s Shares until the completion of the Company’s initial Business Combination. In addition, the underwriters agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to the Representative’s Shares if the Company fails to complete its initial Business Combination within the Combination Period. Based on the IPO price of $10.00 per Unit, the fair value of the 35,000 shares of common stock was $350,000, which was an expense of the IPO resulting in a charge directly to stockholders’ equity upon the completion of the IPO.

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

The Representative’s Warrants and such shares purchased pursuant to the Representative’s Warrants have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 360 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners. The Representative’s Warrants grant to holder’s demand and “piggyback” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the shares of common stock issuable upon exercise of the Representative’s Warrants. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of shares of common stock issuable upon exercise of the Representative’s Warrants may be adjusted in certain circumstances including in the event of a share dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the Representative’s Warrants will not be adjusted for issuances of shares of common stock at a price below its exercise price.

NOTE 5. Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share.

On April 30, 2020, the Company issued 2,875,000 shares of Class B common stock, including an aggregate of up to 375,000 shares of Class B common stock that were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Public Offering (excluding the Private Placement Units). Because the over-allotment option was not exercised, the Sponsor forfeited 375,000 shares of Class B common stock.

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

The Company may call the Public Warrants for redemption:

1.	in whole and not in part;

2.	at a price of $0.01 per warrant;

3.	upon a minimum of 30 days’ prior written notice of redemption; and

4.	if, and only if, the last sales price of the Class A common stock equals or exceeds $18.00 per share on each of 20 trading days within the 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

NOTE 6. Fair Value Instruments

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

There were no assets measured on a recurring basis at fair value at December 31, 2020. At December 31, 2020, there were cash and marketable securities held in trust in the amount of $100,759,482 with a fair value hierarchy of Level 1 that was used as valuation inputs by the Company to determine such fair value.

NOTE 7. Subsequent Events

The Company evaluated subsequent events and transactions that have occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below or in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Business Combination Agreement

On March 3, 2021, Vistas Media Acquisition Company Inc. (“VMAC” or the “Company”) entered into a Business Combination Agreement (the “Business Combination Agreement”) with Anghami, a Cayman Islands exempted company (“Anghami”), Anghami Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Anghami (“Pubco”), Anghami Vista 1, a Cayman Islands exempted company and wholly-owned subsidiary of Pubco (“Vistas Merger Sub”), and Anghami Vista 2, a Cayman Islands exempted company and wholly-owned subsidiary of Pubco (“Anghami Merger Sub”), pursuant to which (i) the Company will merge with and into Vistas Merger Sub, with the Company surviving the merger and continuing as a subsidiary of Pubco, with each outstanding share of the Company converting into the right to receive one share of Pubco and each outstanding warrant of the Company converting into warrants to purchase shares of Pubco on the same terms (the “Vistas Merger”), and (ii) Anghami will merge with and into Anghami Merger Sub, with Anghami surviving the merger and continuing as a subsidiary of Pubco and Anghami’s shareholders receiving shares of Pubco (the “Anghami Merger”). Upon consummation of the transactions contemplated by the Business Combination Agreement (the “Business Combination”), Anghami and the Company will continue to exist as wholly-owned subsidiaries of Pubco.

The Business Combination implies an initial pro-forma enterprise valuation of the combined company of approximately $220 million. Upon the closing of the Business Combination (the “Closing”), Anghami’s shareholders will be entitled to receive either all stock consideration or a combination of cash and stock consideration with an aggregate value of $180 million.

The stock consideration payable to Anghami’s shareholders will be an amount of shares of Pubco equal to (a) $180 million in enterprise value minus the cash consideration paid to such shareholders (if any), divided by (b) $10.00.

Anghami shareholders will receive cash consideration only if the available cash (as further described below) exceeds $50,000,000, in which case the cash consideration will be calculated as the lesser of (i)(A) such available cash minus the outstanding indebtedness of Pubco for borrowed money with a maturity date of more than one year as of the Closing multiplied by (B) 0.3, or (ii) the available cash minus such indebtedness referred to in clause (i)(A) above minus $50,000,000. The available cash at Closing will be calculated by (i) adding the amount available to be released from the Company’s trust account, after taking into account redemptions by the Company’s stockholders, in addition to any cash or cash equivalents of the Company and the net proceeds of private placements of shares of the Company’s common stock to occur immediately prior to the Closing, for which the Company currently has commitments of $40 million, and (ii) subtracting transaction expenses of the Company and Anghami related to the Business Combination. Notwithstanding the foregoing, the cash consideration payable to Anghami shareholders will be reduced, and shareholders will receive a proportional increase in stock consideration at a price of $10.00 per share, by the minimum amount necessary for Pubco to satisfy the “substantiality” test of Treasury Regulation 1.367(a)-3(c)(3)(iii), but if such “substantiality” test cannot be met if the cash consideration is reduced to zero (with the proportional increase in stock consideration) then no such reduction in cash consideration will be made.

Pubco’s board of directors will consist of eleven individuals allocated among three classes, and a majority of those directors will qualify as independent directors under applicable rules of the Nasdaq Capital Market (“Nasdaq”). Immediately after the Closing, the following individuals will be designated and appointed to the Pubco board of directors: (i) three directors designated by the Company prior to the Closing, including at least two who qualify as independent directors under Nasdaq rules, with none appointed to the first class, two appointed to the second class and one appointed to the third class; (ii) six directors designated by Anghami prior to the Closing, including at least three who qualify as independent directors under Nasdaq rules, with one appointed to the first class, two appointed to the second class, and three appointed to the third class; and (iii) two directors designated by Shuaa Capital psc (“Shuaa”), both appointed to the first class and at least one of whom will qualify as an independent director under Nasdaq rules.  In the event the number of directors on the board changes prior to the Closing, the rights to designate directors will be adjusted such that Anghami will retain the ability to designate a majority of the directors.

The parties to the Business Combination Agreement have made customary representations, warranties and covenants in the Business Combination Agreement, including, among others, covenants with respect to the conduct of the Company and Anghami and its subsidiaries prior to the closing of the Business Combination.

The closing of the Business Combination is subject to certain customary conditions, including, among other things: (i) the approval by VMAC’s stockholders of the Business Combination Agreement, the Business Combination, and certain other actions related thereto; (ii) Anghami and the Company each receiving evidence that Pubco qualifies as a foreign private issuer pursuant to Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the Closing; (iii) VMAC having at least $40 million of cash at the closing of the Business Combination, consisting of cash held in its trust account and the aggregate amount of cash actually invested in (or contributed to) the Company pursuant to the Subscription Agreements (as defined below), after giving effect to redemptions of public shares, if any, but before giving effect to the consummation of the closing of the Business Combination and the payment of Anghami’s and VMAC’s outstanding transaction expenses as contemplated by the Business Combination Agreement;  (iv) the shares of Class A common stock of Pubco to be issued in connection with the Business Combination having been approved for listing on Nasdaq subject only to official notice of issuance thereof and (v) the execution of the Sponsor Agreement Amendment and the Registration Rights Agreement.

The Business Combination Agreement may be terminated by VMAC or Anghami under certain circumstances, including, among others, (i) by written consent of VMAC and Anghami, (ii) by either VMAC or Anghami if the closing of the Business Combination has not occurred on or before December 31, 2021, and (iii) by VMAC or Anghami if VMAC has not obtained the required approval of its stockholders.

The foregoing description of the Business Combination Agreement and the Business Combination does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement, a copy of which is attached hereto as Exhibit 2.1 and is incorporated herein by reference. The Business Combination Agreement contains representations, warranties and covenants that the parties to the Business Combination Agreement made to each other as of the date of the Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Business Combination Agreement. The Business Combination Agreement has been attached to provide investors with information regarding its terms and is not intended to provide any other factual information about VMAC, Anghami or any other party to the Business Combination Agreement. In particular, the representations, warranties, covenants and agreements contained in the Business Combination Agreement, which were made only for purposes of the Business Combination Agreement and as of specific dates, were solely for the benefit of the parties to the Business Combination Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Business Combination Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the U.S. Securities and Exchange Commission (the “SEC”). Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Business Combination Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Business Combination Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Sponsor Agreement

In connection with the Company’s entrance into the Business Combination Agreement, it will also enter into a Sponsor Agreement (the “Sponsor Agreement”) with Anghami, Vistas Media Sponsor, LLC (the “Sponsor”) and certain of the Company’s officers, the members of the Company’s board of directors and other holders of the Company’s common stock (the “SPAC Insiders”), pursuant to which, among other things, the SPAC Insiders will agree to vote any of the Company’s shares of common stock held by them in favor of the Business Combination and to not redeem any such shares at the special meeting of stockholders to be held in connection with the Business Combination. In addition, the SPAC Insiders will agree to not transfer (i) any of the Company’s shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”), held by them for one year after the Closing, subject to certain permitted transfers and a potential early release of such restrictions as set forth therein, and (ii) any private placement warrants or any shares of Class A common stock issued or issuable upon exercise thereof until 30 days after the Closing. The Sponsor Agreement will amend and restate that certain letter agreement, dated as of August 6, 2020, between the Company and the SPAC Insiders that was entered into in connection with the Company’s initial public offering.

Restrictive Covenant Agreements

In connection with the Company’s entrance into the Business Combination Agreement, it also entered into Restrictive Covenant Agreements (the “Restrictive Covenant Agreements”) pursuant to which, among other things, certain executive officers of Anghami (the “Anghami Executives”) agreed that, for a period of two years, the Anghami Executives will not (i) work for or with, own, invest in, render any service or advice to or otherwise assist (in each case, whether or not for compensation) or act as an officer, director, employee, partner or independent contractor, directly or indirectly, for any competing music streaming business in several countries in the Middle East and North Africa region and (ii) solicit, hire, induce, encourage or attempt to solicit, hire, induce or encourage any employee of Pubco, Vistas, the Company or its subsidiaries to leave the employ of such entity.

Subscription Agreements

The Company and Pubco entered into subscription agreements (the “Subscription Agreements”), each dated as of March 3, 2021, with (i) Shuaa and (ii) Vistas Media Capital Pte. Ltd. (“Vistas Media Capital”), the parent of the Sponsor, pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close immediately prior to the closing of the Business Combination, an aggregate of 4,000,000 shares of the Company’s Class A common stock for $10 per share, 3,000,000 of which will be issued to Shuaa and 1,000,000 of which will be issued to Vistas Media Capital.

Amended and Restated Registration Rights Agreement

In connection with the Company’s entrance into the Business Combination Agreement, it will also enter into an Amended and Restated Registration Rights Agreement (the “A&R RRA”) with Pubco, the Sponsor, I-Bankers Securities Inc. (“I-Bankers”), the Company’s directors and officers, the SPAC Insiders and certain of Anghami’s shareholders, which, among other things, will amend and restate the registration rights agreement entered into by and among the Company, the Company’s initial directors, officers, the SPAC Insiders, I-Bankers and the Sponsor at the time of the Company’s initial public offering. Pursuant to the terms of the A&R RRA, among other things, Pubco will provide the parties to the A&R RRA certain demand, piggyback and shelf registration rights.

The foregoing description of the Registration Rights Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Registration Rights Agreement, a copy of which is filed as Exhibit 10.4 hereto and is incorporated by reference herein.

Lock-Up Agreement

In connection with the Company’s entrance into the Business Combination Agreement, Pubco will also enter into a Lock-Up Agreement with certain of Anghami’s shareholders, pursuant to which, among other things, such shareholders will agree to not transfer any shares of Anghami held by them prior to 6 months after the Closing, subject to certain permitted transfers and a potential early release of such restrictions as set forth therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2021

VISTAS MEDIA ACQUISITION COMPANY INC.

By:	/s/ F. Jacob Cherian
	Name:	F. Jacob Cherian
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ F. Jacob Cherian	Chief Executive Officer and Director	April 15, 2021
F. Jacob Cherian	(Principal Executive Officer)

/s/ Nagarajan Venkatesan	Chief Financial Officer	April 15, 2021
Nagarajan Venkatesan	(Principal Financial and Accounting Officer)

/s/ Abhayanand Singh	Director	April 15, 2021
Abhayanand Singh

/s/ Saurabh Gupta	Director	April 15, 2021
Saurabh Gupta

/s/ Marc Iyeki	Director	April 15, 2021
Marc Iyeki

/s/ Klaas Baks	Director	April 15, 2021
Klaas Baks

/s/ Benjamin Waisbren	Director	April 15, 2021
Benjamin Waisbren

/s/ Abhinav Somani	Director	April 15, 2021
Abhinav Somani