Form 10-K/A
period 2020-12-31
Vistas Media Acquisition Co Inc.
filed 2021-05-24
CIK 1810491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-39433

VISTAS MEDIA ACQUISITION COMPANY INC.

(Exact name of registrant as specified in its charter)

Delaware	85-0588009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

30 Wall Street, 8th Floor New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 859-3525

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.0001 per share	VMAC	The Nasdaq Capital Market

Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	VMACW	The Nasdaq Capital Market

Units, each consisting of one share of Class A Common Stock and one redeemable warrant	VMACU	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2020, the registrant’s securities were not publicly traded. The registrant’s units began trading on the Nasdaq Capital Market on August 7, 2020 and the registrant’s shares of Class A common stock began trading on the Nasdaq Capital Market on August 21, 2020. The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on December 31, 2020, as reported on the Nasdaq Capital Market, was approximately $109,000,000.

As of May 24, 2021, there were 10,330,000 shares of Class A common stock and 2,500,000 shares of Class B common stock of the registrant issued and outstanding.

EXPLANATORY NOTE

Vistas Media Acquisition Company Inc. (“we”, “our” or “us”) is filing this Amendment No. 1 (this “Amendment”) to amend our Annual Report on Form 10–K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2021 (the “Original Filing”), to amend and restate our financial statements and related footnote disclosures as of December 31, 2020 and for the period from March 27, 2020 (inception) to December 31, 2020. This Amendment also amends certain other items in the Original Filing, as listed in “Items Amended in This Filing” below.

We are filing this Amendment to address matters discussed in the SEC’s April 12, 2021 Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants and public warrants as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Form S-1 (File No. 333-239819), filed in connection with the Company’s initial public offering, declared effective by the SEC on August 6, 2020).

After considering the SEC Statement, we have concluded that there are misstatements in our previously filed financial statements. Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should be recognized as expense as incurred. Accordingly, a portion of the offering costs previously included in equity have been reclassed to expense for the period from March 27, 2020 (inception) to December 31, 2020.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Amendment.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the financial statements, in any of the Affected Periods (as defined below) or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations for any of the reported periods.

Effect of the Restatement on Financial Statements

See “Note 2. Restatement of Previously Issued Financial Statements” to our financial statements in “Item 8.  Financial Statements and Supplementary Data” contained herein for a description of the effect of the restatement on the following financial statements and related footnote disclosures (collectively, the “Affected Periods”):

●	As of December 31, 2020 and for the period from March 27, 2020 (inception) to December 31, 2020,

●	As of September 30, 2020 and for the period from March 27, 2020 (inception) to September 30, 2020 as well as for the three months ended September 30, 2020,

●	As of June 30, 2020 and for the period from March 27, 2020 (inception) to June 30, 2020 as well as for the three months ended June 30, 2020,

●	As of August 11, 2020.

We believe that presenting all of the amended and restated information for the periods described above in this Amendment allows investors and others to review all pertinent data in a single presentation.  We do not intend to file amendments to any of our previously filed Quarterly Reports on Form 10–Q for the periods affected by the restatement of our financial statements as described above as we do not believe that restatement would provide information that would change investors’ and others’ decisions with regard to investing in our securities and, therefore, the financial statements in those reports can still be relied upon.

Internal Control Over Financial Reporting and Disclosure Controls and Procedures

In connection with the restatement of our financial statements in this Amendment, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

In light of the SEC Statement, our management reevaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based solely on the restatement of the financial statements to reclassify the warrants as described in this Explanatory Note, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

Items Amended in This Filing

The following items have been amended as a result of this restatement:

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-K, nor does it modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings made with the SEC on or subsequent to April 15, 2021.

Our Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Amendment.  These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

i

PART I

Item 1A. Risk Factors.

New Risk Factors in this Amendment

The following risk factors, which relate to the matters discussed in the Explanatory Note, have been added to this Amendment. Other than this section, “New Risk Factors in this Amendment,” the remainder of Item 1A. Risk Factors has not been updated to reflect developments since April 15, 2021, the date of the Original Filing. However, all Risk Factors not updated should be read in light of the information presented below.

Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

We have 11,000,000 warrants outstanding (comprised of 10,000,000 public warrants issued as part of the units sold in the initial public offering, 500,000 private placement warrants and 500,000 representative warrants). We expect to account for both the public warrants and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in August 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the August 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A. Controls and Procedures included in this Annual Report.

Any failure to maintain such internal controls could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

Initial Public Offering

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 27, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As a result of the restatement described in Note 3 of the notes to the financial statements included herein, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the period from March 27, 2020 (inception) through December 31, 2020, we had a net income of $941,637, which consists of operating costs of $576,316, and changes in fair value of warrant liabilities of $1,468,350, partially offset by interest income on marketable securities held in the Trust Account of $49,603

Liquidity and Capital Resources

As of December 31, 2020, we had $100,759,482 of cash and working capital of $100,604,482.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the Sponsor’s payment of $25,000 of our liabilities in exchange for the issuance of the Founder Shares, and a promissory note (the “Note”) issued by the Sponsor, which Note was repaid following the Public Offering.

On August 11, 2020, we consummated the Initial Public Offering of 10,000,000 Units at a price of $10.00 per Unit, at $10.00 per Unit, generating gross proceeds of $100 million. Simultaneously with the closing of the Public Offering, we consummated the sale of 295,000 Private Placement Units at a price of $10.00 per unit and 500,000 Private Placement Warrants at a price of $1.50 per warrant, generating gross proceeds of $3.45 million.

Following the Initial Public Offering and the sale of the Private Placement Units and Private Placement Warrants, a total of $100 million was placed in the Trust Account and we had $709,879 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes.

As of December 31, 2020, we had marketable securities held in the Trust Account of $100,049,603. We intend to utilize substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the period from March 27, 2020 (inception) through December 31, 2020, cash used in operating activities was $421,314. Net income of $941,637was impacted by the change in fair value of warrant liabilities of $1,468,350 and deferred warrant offering costs of $NIL, partially offset by interest earned on marketable securities held in the Trust Account of $49,603. In addition, changes in operating assets and liabilities used 155,000 of cash from operating activities, which were partially offset by formation costs paid by the Sponsor of $384,978.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on August 11, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or our liquidation.

Registration Rights

The holders of Founder Shares, Private Placement Units and Private Placement Warrants, and securities that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement dated as of August 6, 2020. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as a critical accounting policy:

Redeemable Shares of Class A Common Stock

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 8,532,603 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Public and Private Placement Warrants

We account for the warrants issued in connection with our initial public offering in accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, management reevaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Statement, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 3 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.” In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

Our Annual Report on Form 10-K and this Amendment do not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 24, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. In light of the restatement of the financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART III

Item 13. Certain Relationships and Related Party Transactions

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of such materials can be obtained on the SEC website at www.sec.gov.

EXHIBIT INDEX

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

VISTAS MEDIA ACQUISITION COMPANY INC.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2020

Hackensack, New Jersey

April 15, 2021, except for Note 2, as to which the date is May 24, 2021

VISTAS MEDIA ACQUISITION COMPANY INC

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

ASSETS
Current Assets
Cash	$709,879
Total Current Assets	709,879

Cash held in Trust Account	100,049,603

Total Assets	100,759,482

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$155,000
Total Current Liabilities	155,000

Derivative warrant liabilities	10,278,450
Total Liabilities	10,433,450
Commitments and Contingencies
Common stock subject to possible redemption, 8,532,603 shares; at redemption value	85,326,031

Stockholders' Equity
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; 1,000,000 shares non issued.	-
Common Stock Class A - $0.0001 par value; 380,000,000 shares authorized; 1,797,397 shares issued and outstanding (excluding 8,532,603 subject to redemption)	180
Common Stock Class B - $0.0001 par value; 20,000,000 shares authorized; 2,500,000 shares issued and outstanding	250
Additional paid-in capital	4,057,934
Accumulated deficit	941,637
Total Stockholders' Equity	5,000,001
Total Liabilities and Stockholders' Equity	$100,759,482

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Revenues	$-

Operating Expenses
General and administrative expenses	576,316
Total Operating Expenses	576,316

Net Loss from Operations	(576,316)

Other Income
Interest income	49,603
Change in fair value of warrant liabilities	1,468,350
Total other Income	1,517,953

Net Income	941,637

Basic and diluted net loss per share	$0.22
Weighted average number of common shares outstanding	4,297,397

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM MARCH 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Common Stock		Additional Paid In	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Deficit/Income	Equity

Balance at Inception March 27, 2020	-	-	-	-	-
Issuance of common stock to sponsor	2,500,000	250	24,750	-	25,000
Sale of 10,000,000 Units, net of underwriting discount and offering expenses and warrant fair value	10,000,000	1,000	86,058,394	-	86,059,394
Private placement	220,000	22	2,199,978	-	2,200,000
Issuance of shares to underwriters	110,000	11	1,099,989	-	1,100,000
Net Income for the period	-	-	-	941,637	941,637
Common stock subject to redemption	(8,532,603)	(853)	(85,325,177)	-	(85,326,030)

Balance at December 31, 2020	4,297,397	430	4,057,934	941,637	5,000,001

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:

Net Income	$941,637
Change in fair value of warrant liabilities	$(1,468,350)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	$(49,603)
Changes in operating liability:
Increase in accounts payable	155,000
Net Cash used in Operating Activities	(421,314)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(100,000,000)
Net Cash used in Investing Activities	(100,000,000)

Cash flows from Financing Activities
Gross proceeds from sale of Units, net of commissions	98,931,193
Proceeds from sale of Private Units	2,200,000
Proceeds from note payable - related party, net	384,978
Repayment of note payable - related party, net	(384,978)
Net Cash Provided by Financing Activities	101,131,193

Net increase in cash	709,879
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	709,879

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

The Trust Account

Upon completion of the Public Offering, $100,000,000 of proceeds were held in the Company’s trust account at UBS Financial Services Inc., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”), and will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the Private Placement held outside the Trust Account.

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

NOTE 2. Restatement of Previously Issued Financial Statements

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. The Company previously accounted for the Warrants as component of equity.

In response to the SEC Statement, the Company reevaluated the accounting treatment of (i) the 10,000,000 redeemable warrants (the “Public Warrants”) that were included in the Units issued by the Company in its IPO and (ii) the 500,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO. The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that the terms of the Warrant Agreement preclude the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, management concluded that the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at issuance (on the date of the consummation of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of the change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and the Private Placement, which were previously charged to stockholders’ equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate (i) the Company’s previously issued audited financial statements as of December 31, 2020. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustments	As Restated
Balance Sheet at December 31, 2020
Warrant Liability Intial August 11, 2020	-	11,746,800	11,746,800
Change in fair value of warrants	-	(1,468,350)	-
Total Liabilities	48,478	10,278,450	10,326,928
Class A common stock subject to possible redemption	95,604,480	(10,278,450)	85,326,030
Class A common stock	77	103	180
Additional paid-in capital	5,526,387	(1,468,453)	4,057,934
Accumulated deficit	(526,713)	1,468,350	941,637
Class B common stock	250	-	250
Total Stockholders’ Equity	5,000,001	-	5,000,001

Statement of Operations for the period from March 27, 2020 (inception) through December 31, 2020
Unrealized loss/Gain on change in fair value of warrant liability	-	1,468,350	1,468,350
Total other income (expense)	49,603	1,468,350	1,517,953
Net Income (Loss)	(526,713)	1,468,350	941,637
Basic and diluted net Income (loss) per share	(0.16)	0.34	0.22

Statement of Cash Flows for the period from March 27, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net Income (Loss)	(526,713)	1,468,350	941,637
Unrealized gain on change in fair value of warrant liability Transactions costs	-	1,468,350	1,468,350

NOTE 3. Summary of Significant Accounting Policies

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

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

NOTE 4. Income Taxes

A reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded is as follows:

Details	31-Dec-20
Income tax expense (credit) at statutory rate	$-
Income tax adjustment	$-
Change of valuation allowance	$-
Income tax expense (credit)	$-

The components of the Company’s deferred tax asset as of December 31, 2020 is as follows:

Details	31-Dec-20
Deferred tax asset - Operating loss carry forward	$121,026
Operating losses utilized	$-
Valuation allowance	$(121,026)
Income tax expense (credit)	$-

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

NOTE 5. Related Party Transactions

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

Business Combination Marketing Agreement

The Company has engaged I-Bankers in connection with its business combination to assist it in holding meetings with stockholders to discuss the potential business combination and the target business’ attributes, introduce it to potential investors that are interested in purchasing its securities in connection with its initial business combination, assist it in obtaining stockholder approval for the business combination and assist it with its press releases and public filings in connection with the business combination. The scope of engagement excludes identifying and/or evaluating possible acquisition candidates. Pursuant to the Company’s agreement with I-Bankers, the marketing fee payable to I-Bankers will be 2.75% of the gross proceeds of the Public Offering. However, if the Company has not consummated its business combination within 12 months from the closing of the Public Offering and the Sponsor elects to extend such period to consummate a business combination by an additional three months and, pursuant to the trust agreement, deposits $1,000,000 (or up to $1,150,000 depending on the extent to which the underwriters’ over-allotment option is exercised) into the trust account, then the marketing fee payable to I-Bankers will be reduced to 1.75% of the gross proceeds of the Public Offering.

Representative’s Shares

On August 11, 2020, the Company issued an aggregate of 35,000 Representative’s Shares to the underwriters, in connection with their services as underwriters for the IPO. The underwriters have agreed not to transfer, assign, or sell any of Representative’s Shares until the completion of the Company’s initial Business Combination. In addition, the underwriters agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to the Representative’s Shares if the Company fails to complete its initial Business Combination within the Combination Period. Based on the IPO price of $10.00 per Unit, the fair value of the 35,000 ordinary shares was $350,000, which was an expense of the IPO resulting in a charge directly to stockholders’ equity upon the completion of the IPO.

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

NOTE 6. Stockholder’s Equity

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

NOTE 7. Fair Value Instruments

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

Derivative Warrant Liability

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the Company’s balance sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with any subsequent changes in fair value presented within change in fair value of warrant liability in the Company’s statement of operations. The Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Warrants on August 11, 2020, the date of the closing of the Initial Public Offering, and subsequent fair value as of December 31, 2020. The Public Warrants and Private Placement Warrants are measured at fair value on a recurring basis, using an Options Pricing Model (the “OPM”).

The Company utilizes the OPM to value the Warrants at each reporting period, with any subsequent changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in the OPM are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The aforementioned warrant liability is not subject to qualified hedge accounting.

	8/11/2020
	(Initial
	Measurement)	12/31/2020
Risk-free interest rate	0.39%	0.41%
Expected term (years)	5	5
Expected volatility	20%	15%
Exercise price	$11.50	$11.50
Stock price	$9.48	$10.09
Dividend yield	0%	0%

The following table presents the changes in the fair value of derivative warrant liability:

			Derivative
	Private		Warrant
	Placement	Public	Liability
Fair value as of January 1, 2020
Initial measurement on August 11 2020	1,346,800	10,400,000	11,746,800
Change in valuation inputs or other assumptions (1)	168,350	1,300,000	1,468,350
Fair value as of December 31, 2020	1,178,450	9,100,000	10,278,450

(1) Changes in valuation inputs or other assumptions are recognized in Change in fair value of warrant liability in the statement of operations.

NOTE 8. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below or in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Merger Agreement

On March 3, 2021, Vistas Media Acquisition Company Inc. (“VMAC” or the “Company”) entered into a Business Combination Agreement (the “Business Combination Agreement”) with Anghami, a Cayman Islands exempted company (“Anghami”), Anghami Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Anghami (“Pubco”), Anghami Vista 1, a Cayman Islands exempted company and wholly-owned subsidiary of Pubco (“Vistas Merger Sub”), and Anghami Vista 2, a Cayman Islands exempted company and wholly-owned subsidiary of Pubco (“Anghami Merger Sub”), pursuant to which (i) the Company will merge with and into Vistas Merger Sub, with the Company surviving the merger and continuing as a subsidiary of Pubco, with each outstanding share of the Company converting into the right to receive one share of Pubco and each outstanding warrant of the Company converting into warrants to purchase shares of Pubco on the same terms (the “Vistas Merger”), and (ii) Anghami will merge with and into Anghami Merger Sub, with Anghami surviving the merger and continuing as a subsidiary of Pubco and Anghami’s shareholders receiving shares of Pubco (the “Anghami Merger”). Upon consummation of the transactions contemplated by the Business Combination Agreement (the “Business Combination”), Anghami and the Company will continue to exist as wholly owned subsidiaries of Pubco.

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

The foregoing description of the Sponsor Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Agreement, the form of which is filed as Exhibit 10.1 hereto and is incorporated by reference herein.

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

The foregoing description of the Restrictive Covenant Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Restrictive Covenant Agreements, the form of which is filed as Exhibit 10.2 hereto and are incorporated by reference herein.

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

The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Subscription Agreements, the form of which is filed as Exhibit 10.3 hereto and is incorporated by reference herein.

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

Lock-Up Agreement

In connection with the Company’s entrance into the Business Combination Agreement, Pubco will also enter into a Lock-Up Agreement (the “Lock-Up Agreement”) with certain of Anghami’s shareholders, pursuant to which, among other things, such shareholders will agree to not transfer any shares of Anghami held by them prior to 6 months after the Closing, subject to certain permitted transfers and a potential early release of such restrictions as set forth therein.

The foregoing description of the Lock-Up Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Lock-Up Agreement, a copy of which is filed as Exhibit 10.5 hereto and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 24, 2021	VISTAS MEDIA ACQUISITION COMPANY INC.

	By:	/s/ F. Jacob Cherian
Name: F. Jacob Cherian Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ F. Jacob Cherian	Chief Executive Officer and Director	May 24, 2021
F. Jacob Cherian	(Principal Executive Officer)

/s/ Nagarajan Venkatesan	Chief Financial Officer	May 24, 2021
Nagarajan Venkatesan	(Principal Financial and Accounting Officer)

/s/ Abhayanand Singh	Director	May 24, 2021
Abhayanand Singh

/s/ Saurabh Gupta	Director	May 24, 2021
Saurabh Gupta

/s/ Marc Iyeki	Director	May 24, 2021
Marc Iyeki

/s/ Klaas Baks	Director	May 24, 2021
Klaas Baks

/s/ Benjamin Waisbren	Director	May 24, 2021
Benjamin Waisbren

/s/ Abhinav Somani	Director	May 24, 2021
Abhinav Somani