Form 10-Q
period 2021-03-31
Vistas Media Acquisition Co Inc.
filed 2021-05-24
CIK 1810491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 24, 2021, 10,330,000 Class A common stock, par value $0.0001 per share, and 2,500,000 Class B common stock, par value $0.0001 per share, were issued and outstanding.

Vistas Media Acquisition Company Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2021

i

PART I. FINANCIAL INFORMATION

VISTAS MEDIA ACQUISITION COMPANY INC

BALANCE SHEET

MARCH 31, 2021

(Unaudited)

	March 31, 2021		December 31, 2020
ASSETS
Current Assets
Cash	$475,202		$709,879
Total Current Assets	475,202		709,879

Cash held in Trust Account	100,061,705		100,049,603

Total Assets	100,536,907		100,759,482

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$129,000		$155,000
Total Current Liabilities	129,000		155,000

Derivative warrant liabilities	7,567,650		10,278,450
Total Liabilities	7,696,650		10,433,450
Commitments and Contingencies
Common stock subject to possible redemption, 8,784,026 and 8,532,603 shares; at redemption value as of March 31, 2021 and December 31, 2021	87,840,255		85,326,031

Stockholders' Equity
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; 1,000,000 shares non issued.		_		_

Common Stock Class A - $0.0001 par value; 380,000,000 shares authorized; 1,545,974 and 1,797,397 shares issued and outstanding (excluding 8,784,026 and 8,532,603 subject to redemption)	155		180

Common Stock Class B - $0.0001 par value; 20,000,000 shares authorized; 2,500,000 shares issued and outstanding	250		250

Additional paid-in capital	1,543,735		4,057,934
Accumulated income	3,455,862		941,637
Total Stockholders' Equity	5,000,002		5,000,001
Total Liabilities and Stockholders' Equity	$100,536,907		$100,759,482

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Revenues	$-	$-

Operating Expenses
General and administrative expenses	208,677	-
Total Operating Expenses	208,677	-

Net Loss from Operations	(208,677)	-

Other Income
Interest income	12,102	-
Change in fair value of warrant liabilities	2,710,800	-
Total other Income	2,722,902	-

Net Income	2,514,225	-

Basic and diluted net income per share	$0.62	$-
Weighted average number of common shares outstanding	4,045,974	-

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Deficit	Equity

Balance at Inception March 27, 2020	-	-	-	-	-
Issuance of common stock to sponsor	2,500,000	250	24,750	-	25,000
Sale of 10,000,000 Units, net of underwriting discount and offering expenses and warrant fair value	10,000,000	1,000	86,058,394	-	86,059,394
Private placement	220,000	22	2,199,978	-	2,200,000
Issuance of shares to underwriters	110,000	11	1,099,989	-	1,100,000
Net Income for the period	-	-	-	941,637	941,637
Common stock subject to redemption	(8,532,603)	(853)	(85,325,177)	-	(85,326,030)

Balance at December 31, 2020	4,297,397	430	4,057,934	941,637	5,000,001

Net income for the period	-	-	-	2,514,225	2,514,225
Change in Common stock subject to redemption	(251,423)	(25)	(2,514,199)	-	(2,514,224)

Balance at March 31, 2021	4,045,974	405	1,543,735	3,455,862	5,000,002

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Cash Flows from Operating Activities:

Net Income	$2,514,225	$-
Change in fair value of warrant liabilities	(2,710,800)	-
Interest earned on marketable securities held in trust account	(12,102)	-
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating liability:
Increase in accounts payable	(26,000)	-
Net Cash used in Operating Activities	(234,677)	-

Cash Flows from Investing Activities:
Net Cash used in Investing Activities	-	-

Cash flows from Financing Activities
Net Cash Provided by Financing Activities	-	-

Net decrease in cash	(234,677)	-
Cash and cash equivalents at beginning of period	709,879	-
Cash and cash equivalents at end of period	475,202	-

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

Notes to Financial Statements

(Unaudited)

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

The Company’s sponsor is Vistas Media Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

As of March 31, 2021, the Company had not yet commenced any operations. All activity for the period from March 27, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company anticipates it will generate income in the form of interest income from the proceeds derived from the IPO and placed in Trust Account (as defined below) as described below.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of March 31, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3. Income Taxes

A reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded is as follows:

Details	31-Mar-21
Income tax expense (credit) at statutory rate	$-
Income tax adjustment	$-
Change of valuation allowance	$-
Income tax expense (credit)	$-

The components of the Company’s deferred tax asset as of March 31, 2021 is as follows:

Details	31-Mar-21
Deferred tax asset - Operating loss carry forward	$151,890
Operating losses utilized	$-
Valuation allowance	$(151,890)
Income tax expense (credit)	$-

As of March 31, 2021, the Company had certain federal net operating loss carryovers (“NOLs”), however under current tax law, only NOLs accrued after 2017 may be carried on indefinitely. Further, utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. As of March 31, 2021, the Company has paid $30,000 which is presented as general and administrative expense on the accompanying statement of operations.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit (the “Working Capital Units”). As of March 31, 2021, no Working Capital Loans have been issued.

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

NOTE 5. Stockholder’s Equity

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no shares of preferred stock issued or outstanding.

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

There were no assets measured on a recurring basis at fair value at March 31, 2021. At March 31, 2021, there were cash and marketable securities held in trust in the amount of $100,061,705 with a fair value hierarchy of Level 1 that was used as valuation inputs by the Company to determine such fair value.

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

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Warrants on August 11, 2020, the date of the closing of the Initial Public Offering, and subsequent fair value as of March 31, 2021. The Public Warrants and Private Placement Warrants are measured at fair value on a recurring basis, using an Options Pricing Model (the “OPM”).

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

	8/11/2020 (Initial Measurement)	12/31/2020	3/31/2021
Risk-free interest rate	0.39%	0.41%	0.99%
Expected term (years)	5	5	5
Expected volatility	20%	15%	12%
Exercise price	$11.50	$11.50	$11.50
Stock price	$9.48	$10.09	$9.90
Dividend yield	0%	0%	0%

The following table presents the changes in the fair value of derivative warrant liability:

	Private Placement	Public	Derivative Warrant Liability

Fair value as of January 1, 2020
Initial measurement on August 11, 2020	1,346,800	10,400,000	11,746,800
Change in valuation inputs or other assumptions (1)	168,350	1,300,000	1,468,350
Fair value as of December 31, 2020	1,178,450	9,100,000	10,278,450
Change in valuation inputs or other assumptions (1)	(310,800)	(2,400,000)	(2,710,800)
Fair value as of March 31, 2021	867,650	6,700,000	7,567,650

NOTE 7. Merger Agreement

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

NOTE 8. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

For the quarter ended March 31, 2021, we had net income of $2,514,225.

Liquidity and Capital Resources

As of March 31, 2021, we had $100,536,907 of cash and cash equivalents.

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

Further, the Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit (the “Working Capital Units”). As of March 31, 2021, no Working Capital Loans have been issued.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement as of March 31, 2021.

Contractual Obligations

As of March 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed

Item 4. Controls and Procedures.

On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants and public warrants as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Form S-1 (File No. 333- 239819), filed in connection with the Company’s initial public offering, declared effective by the SEC on August 6, 2020).

After considering the SEC Statement, we concluded that there were misstatements in our financial statements that were filed prior to this Form 10Q. Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should have been recognized as expense as incurred.

As a result of the misstatements in our previously filed financial statements, we filed a Form 10-K/A with the SEC on May 24, 2021 to amend and restate our financial statements and related footnote disclosures as of December 31, 2020 and for the period from March 27, 2020 (inception) to December 31, 2020.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2021 and December 31, 2020. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of March 31, 2021 and December 31, 2020 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our restatement of our previously filed financial statements, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously filed financial statements described above had not yet been identified. In light of the restatement of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2020 filed with the SEC on April 15, 2021, as amended by our Form 10-K/A filed with the SEC on May 24, 2021.

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

VISTAS MEDIA ACQUISITION COMPANY INC.

Date: May 24, 2021	By:	/s/ Nagarajan Venkatesan
Name: Nagarajan Venkatesan
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)