Form 10-Q
period 2021-06-30
Vistas Media Acquisition Co Inc.
filed 2021-08-23
CIK 1810491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 20, 2021, 10,330,000 Class A common stock, par value $0.0001 per share, and 2,500,000 Class B common stock, par value $0.0001 per share, were issued and outstanding.

Vistas Media Acquisition Company Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2021

i

VISTAS MEDIA ACQUISITION COMPANY INC
BALANCE SHEET

(Unaudited)

	Jun 30, 2021	Dec 31, 2020

ASSETS
Current Assets
Cash	$249,095	$709,879
Total Current Assets	249,095	709,879
Cash held in Trust Account	100,065,068	100,049,603
Total Assets	100,314,163	100,759,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$132,000	$155,000
Total Current Liabilities	132,000	155,000
Derivative warrant liabilities	12,826,420	10,278,450
Total Liabilities	12,958,420	10,433,450
Commitments and Contingencies
Common stock subject to possible redemption, 8,235,574 and 8,532,603 shares; at redemption value as of June 30, 2021 and December 31, 2020	82,355,742	85,326,031
Stockholders’ Equity
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; 1,000,000 shares non issued.	_	_
Common Stock Class A - $0.0001 par value; 380,000,000 shares authorized; 2,094,426 and 1,797,397 shares issued and outstanding (excluding 8,226,859 and 8,532,603 subject to redemption)	209	180
Common Stock Class B - $0.0001 par value; 20,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	7,028,195	4,057,934
Accumulated income and (loss)	(2,028,653)	941,637
Total Stockholders’ Equity	5,000,001	5,000,001
Total Liabilities and Stockholders’ Equity	$100,314,163	$100,759,482

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	229,107	1,590	437,784	1,590
Total Operating Expenses	229,107	1,590	437,784	1,590
Net Loss from Operations	(229,107)	(1,590)	(437,784)	(1,590)

Other Income
Interest income	3,363	-	15,465	-
Change in fair value of warrant liabilities	(5,258,770)	-	(2,547,970)	-
Total other Income/(Loss)	(5,255,407)	-	(2,532,505)	-
Net Loss	(5,484,514)	(1,590)	(2,970,289)	(1,590)
Basic and diluted net income per share	$(1.19)	$(0.00)	$(0.65)	$(0.00)
Weighted average number of common shares outstanding	4,594,426	2,500,000	4,594,426	2,500,000

(1)	Excludes an aggregate of 375,000 shares of common stock that are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full (Note 5).

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at Inception March 27, 2020	-	-	-	-	-
Issuance of common stock to sponsor	2,875,000	288	24,712	-	25,000
Net loss for the period	-	-	-	(1,590)	(1,590)
Balance at June 30, 2020	2,875,000	288	24,712	(1,590)	23,410
Sale of 10,000,000 Units, net of underwriting discount and offering expenses and warrant fair value	10,000,000	1,000	86,058,394	-	86,059,394
Private placement	220,000	22	2,199,978	-	2,200,000
Issuance of shares to underwriters	110,000	11	1,099,989	-	1,100,000
Net Income for the period	-	-	-	943,227	943,227
Common stock subject to redemption	(8,532,603)	(853)	(85,325,177)	-	(85,326,030)
Balance at December 31, 2020	4,297,397	430	4,057,934	941,637	5,000,001
Net loss for the period	-	-	-	(2,970,289)	(2,970,289)
Change in Common stock subject to redemption	297,029	29	2,970,261	-	2,970,289
Balance at June 30, 2021	4,594,426	459	7,028,195	(2,028,653)	5,000,001

(1)	Includes an aggregate of 375,000 shares of common stock that are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full (Note 5).

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF CASH FLOWS

	For the Period Ended
	Jun 30, 2021	Jun 30, 2020
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net Loss	$(2,970,289)	$(1,590)
Change in fair value of warrant liabilities	2,547,970	-
Interest earned on marketable securities held in trust account	(15,465)	-
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating liability:
Change in accounts payable	(23,000)	1,500
Net Cash used in Operating Activities	(460,784)	(90)
Cash Flows from Investing Activities:
Net Cash used in Investing Activities	-	-

Cash flows from Financing Activities
Proceeds of loan from sponsor	-	57,478
Proceeds from issuance of common stock to sponsor	-	25,000
Increase in deferred offering cost	-	(33,838)
Net Cash Provided by Financing Activities	-	48,640

Net increase in cash	(460,784)	48,550
Cash and cash equivalents at beginning of period	$709,879	-
Cash and cash equivalents at end of period	$249,095	$48,550

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC.
NOTES TO FINANCIAL STATEMENTS

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

The Company’s sponsor is Vistas Media Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period from March 27, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company anticipates it will generate income in the form of interest income from the proceeds derived from the IPO and placed in Trust Account (as defined below) as described below.

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

VISTAS MEDIA ACQUISITION COMPANY INC.
NOTES TO FINANCIAL STATEMENTS

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

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering may not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete the Initial Business Combination by August 11, 2021, 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a business combination); or (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the Initial Business Combination by August 11, 2021, 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a business combination (see Note 8 – subsequent events)) (at which such time up to $100,000 of interest shall be available to the Company to pay dissolution expenses), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Company’s public shares (the “public stockholders”).

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

VISTAS MEDIA ACQUISITION COMPANY INC.
NOTES TO FINANCIAL STATEMENTS

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

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination by August 11, 2021, 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a business combination (see Note 8 – subsequent events)), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

As discussed in Note 8 Subsequent Events, on August 10, 2021, the Extension Payment was deposited by the Sponsor into the Company’s trust account to extend the August 11, 2021 deadline to November 11, 2021. The Sponsor has the option to extend the deadline once more from November 11, 2021 to February 11, 2022.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

VISTAS MEDIA ACQUISITION COMPANY INC.
NOTES TO FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

VISTAS MEDIA ACQUISITION COMPANY INC.
NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of June 30, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3. Income Taxes

A reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded is as follows:

Details	30-Jun-21
Income tax expense (credit) at statutory rate	$-
Income tax adjustment	$-
Change of valuation allowance	$-
Income tax expense (credit)	$-

The components of the Company’s deferred tax asset as of June 30, 2021 is as follows:

Details	30-Jun-21
Deferred tax asset - Operating loss carry forward	$-
Operating losses utilized	$-
Valuation allowance	$-
Income tax expense (credit)	$-

VISTAS MEDIA ACQUISITION COMPANY INC.
NOTES TO FINANCIAL STATEMENTS

As of June 30, 2021, the Company had certain federal net operating loss carryovers (“NOLs”), however under current tax law, only NOLs accrued after 2017 may be carried on indefinitely. Further, utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

The Founder Shares are identical to the shares of common stock included in the Units and holders of Founder Shares have the same stockholder rights as public stockholders, except that (i) the Founder Shares and the shares of common stock underlying the Private Placement Units are subject to certain transfer restrictions, and (ii) the Sponsor has entered into a letter agreement, pursuant to which it has agreed (A) to waive its redemption rights with respect to the Founder Shares, and the shares of common stock underlying the Private Placement Units and the Public Units in connection with the completion of a Business Combination and (B) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and the shares of common stock underlying the Private Placement Units if the Company fails to complete a Business Combination within 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a Business Combination (see Note 8 – subsequent events)).

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

VISTAS MEDIA ACQUISITION COMPANY INC.
NOTES TO FINANCIAL STATEMENTS

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

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. The total amounts of administrative service fees expensed for the three months and six months ended June 30, 2021 were $30,000 and $60,000, respectively. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit (the “Working Capital Units”). As of June 30, 2021, no Working Capital Loans have been issued.

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

VISTAS MEDIA ACQUISITION COMPANY INC.
NOTES TO FINANCIAL STATEMENTS

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

VISTAS MEDIA ACQUISITION COMPANY INC.
NOTES TO FINANCIAL STATEMENTS

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

VISTAS MEDIA ACQUISITION COMPANY INC.
NOTES TO FINANCIAL STATEMENTS

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

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

VISTAS MEDIA ACQUISITION COMPANY INC.
NOTES TO FINANCIAL STATEMENTS

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

NOTE 6. Fair Value Instruments

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re- measured and reported at fair value at least annually.

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
U. S. Money Market funds	100,065,068
Public Warrants	11,433,000
Private Warrants			1,393,420

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

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Warrants on August 11, 2020, the date of the closing of the Initial Public Offering. The company used a Monte Carlo simulation model to value the Public Warrants and a Black-Scholes model to value the Private Warrants.

On June 30, 2021, the Company used NASDAQ trading price of warrants for valuing the Public Warrants and used Black-Scholes model to value the Private Warrants.

The key inputs used into the Monte Carlo simulation and the Black-Scholes models used for warrant valuation from initial valuation till June 30, 2021 are detailed below:

	8/11/2020	12/31/2020	3/31/2021	6/30/2021
	(Initial Measurement)
Risk-free interest rate	0.39%	0.41%	0.99%	1.10%
Expected term (years)	5	5	5	5
Expected volatility	20%	15%	12%	16%
Exercise price	$11.50	$11.50	$11.50	$11.50
Stock price	$9.48	$10.09	$9.90	$9.99
Dividend yield	0	0	0	0

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

The following table presents the changes in the fair value of derivative warrant liability:

	Private Warrants	Public Warrants	Derivative Warrant Liability
Fair Value of Warrants as of December 31, 2020	1,178,450	9,100,000	10,278,450
Change in warrant valuation	(310,800)	(2,400,000)	(2,710,800)
Fair Value of Warrants as of March 31, 2021	867,650	6,700,000	7,567,650
Change in warrant valuation	525,770	4,733,000	5,258,770
Fair Value of Warrants as of June 30, 2021	1,393,420	11,433,000	12,826,420

NOTE 7. Merger Agreement

On March 3, 2021, Vistas Media Acquisition Company Inc. (“VMAC” or the “Company”) entered into a Business Combination Agreement (the “Business Combination Agreement”) with Anghami, a Cayman Islands exempted company (“Anghami”), Anghami Inc., a Cayman Islands exempted company and wholly- owned subsidiary of Anghami (“Pubco”), Anghami Vista 1, a Cayman Islands exempted company and wholly-owned subsidiary of Pubco (“Vistas Merger Sub”), and Anghami Vista 2, a Cayman Islands exempted company and wholly-owned subsidiary of Pubco (“Anghami Merger Sub”), pursuant to which (i) the Company will merge with and into Vistas Merger Sub, with the Company surviving the merger and continuing as a subsidiary of Pubco, with each outstanding share of the Company converting into the right to receive one share of Pubco and each outstanding warrant of the Company converting into warrants to purchase shares of Pubco on the same terms (the “Vistas Merger”), and (ii) Anghami will merge with and into Anghami Merger Sub, with Anghami surviving the merger and continuing as a subsidiary of Pubco and Anghami’s shareholders receiving shares of Pubco (the “Anghami Merger”). Upon consummation of the transactions contemplated by the Business Combination Agreement (the “Business Combination”), Anghami and the Company will continue to exist as wholly-owned subsidiaries of Pubco.

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

Amended and Restated Registration Rights Agreement

In connection with the Company’s entrance into the Business Combination Agreement, it will also enter into an Amended and Restated Registration Rights Agreement (the “A&R RRA”) with Pubco, the Sponsor, I- Bankers Securities Inc. (“I-Bankers”), the Company’s directors and officers, the SPAC Insiders and certain of Anghami’s shareholders, which, among other things, will amend and restate the registration rights agreement entered into by and among the Company, the Company’s initial directors, officers, the SPAC Insiders, I-Bankers and the Sponsor at the time of the Company’s initial public offering. Pursuant to the terms of the A&R RRA, among other things, Pubco will provide the parties to the A&R RRA certain demand, piggyback and shelf registration rights.

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

On July 15, 2021, the Company entered into an agreement (the “Truist Agreement”) with Truist Securities, Inc. (“Truist”), pursuant to which Truist shall act (i) as placement agent in connection with the Company’s proposed issuance, offering and sale of private placement securities (the “PIPE Offering”) in connection with a potential business combination between the Company and Anghami and (ii) as capital markets advisor in connection with the potential business combination. As compensation for Truist’s services, the Company agreed to pay Truist (i) a placement fee equal to 6.0% of the gross proceeds raised in the PIPE Offering (the “Placement Fee”), payable at closing and (ii) an advisory fee equal to $750,000 (the “Advisory Fee”), payable upon the closing of a business combination and creditable against the Placement Fee. Truist also received a 36-month right of first refusal, commencing on the expiration or termination of Truist’s services under the Truist Agreement (other than a termination for cause), (i) to act as lead managing underwriter, lead initial purchaser or lead placement agent for any financing involving debt or equity securities of the Company and as lead arranger of any syndicated loan financing undertaken on behalf of the Company or any of its affiliates (in each case acting as sole or joint active book runner with lead left placement and entitled to at least 50% of the aggregate economics payable to the underwriters, initial purchasers, placement agents or arrangers in the applicable transaction), (ii) exclusive financial advisor to the Company or its applicable affiliates in the event of any acquisition of a business (other than a business combination) by the Company or any of its affiliates, and (iii) financial advisor to the Company or its applicable affiliate in the event of any significant disposition, sale, merger or other extraordinary corporate transaction (other than a business combination) involving the Company or any its affiliates or any of its or their assets, securities or businesses, whether by way of purchase or sale of securities or assets, merger, consolidation, reorganization, recapitalization, spin-off, split-off or otherwise.

On August 10, 2021, an aggregate of $1,000,000 (the “Extension Payment”) was deposited by Vistas Media Sponsor, LLC, a Delaware limited liability company (“Sponsor”), into the trust account of the Company for the Company’s public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its Initial Business Combination by three months to November 11, 2021 (the “Extension”). The Extension is the first of up to two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its proposed Initial Business Combination with Anghami, Inc.

The Sponsor loaned the Extension Payment to the Company in order to support the Extension and caused the Extension Payment to be deposited in the Company’s trust account for its public stockholders. In connection with the Extension Payment, the Company issued to Sponsor an unsecured promissory note (the “Note”) having a principal amount equal to the amount of the Extension Payment. The Note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company.

The following events constitute events of default under the Note:

1.	Failure to make the required payments under the Note when due;

2.	The voluntary liquidation of the Company; and

3.	The involuntary bankruptcy of the Company

The Note was issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On August 10, 2021, an aggregate of $1,000,000 (the “Extension Payment”) was deposited by Vistas Media Sponsor, LLC, a Delaware limited liability company (“Sponsor”), into the trust account of the Company for the Company’s public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its Initial Business Combination by three months to November 11, 2021 (the “Extension”). The Extension is the first of up to two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its proposed Initial Business Combination with Anghami, Inc.

The Sponsor loaned the Extension Payment to the Company in order to support the Extension and caused the Extension Payment to be deposited in the Company’s trust account for its public stockholders. In connection with the Extension Payment, the Company issued to Sponsor an unsecured promissory note (the “Note”) having a principal amount equal to the amount of the Extension Payment. The Note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company.

The following events constitute events of default under the Note:

1.	Failure to make the required payments under the Note when due;
2.	The voluntary liquidation of the Company; and
3.	The involuntary bankruptcy of the Company

The Note was issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

For the quarter ended June 30, 2021, we had a net loss of $5,484,514.

Liquidity and Capital Resources

As of June 30, 2021, we had $249,095 of cash and cash equivalents.

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

Further, the Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit (the “Working Capital Units”). As of June 30, 2021, no Working Capital Loans have been issued.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement as of June 30, 2021.

Contractual Obligations

As of June 30, 2021, we did not have any long-term debt, capital or operating lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures as of June 30, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of June 30, 2021 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our restatement of our previously filed financial statements, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

On August 10, 2021, an aggregate of $1,000,000 (the “Extension Payment”) was deposited by Vistas Media Sponsor, LLC, a Delaware limited liability company (“Sponsor”), into the trust account of the Company for the Company’s public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its Initial Business Combination by three months to November 11, 2021 (the “Extension”). The Extension is the first of up to two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its proposed Initial Business Combination with Anghami, Inc.

The Sponsor loaned the Extension Payment to the Company in order to support the Extension and caused the Extension Payment to be deposited in the Company’s trust account for its public stockholders. In connection with the Extension Payment, the Company issued to Sponsor an unsecured promissory note (the “Note”) having a principal amount equal to the amount of the Extension Payment. The Note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company.

The following events constitute events of default under the Note:

1.	Failure to make the required payments under the Note when due;
2.	The voluntary liquidation of the Company; and
3.	The involuntary bankruptcy of the Company

The Note was issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTAS MEDIA ACQUISITION COMPANY INC.

Date: August 23, 2021	By:	/s/ Nagarajan Venkatesan
Name: Nagarajan Venkatesan
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)