Form 10-Q
period 2021-09-30
Vistas Media Acquisition Co Inc.
filed 2021-11-26
CIK 1810491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 24, 2021, 10,330,000 Class A common stock, par value $0.0001 per share, and 2,500,000 Class B common stock, par value $0.0001 per share, were issued and outstanding.

Vistas Media Acquisition Company Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2021

i

VISTAS MEDIA ACQUISITION COMPANY INC

BALANCE SHEET

(Unaudited)

	September 30, 2021	December 31, 2020
		(Restated)
ASSETS
Current Assets
Cash	$38,408	$709,879
Total Current Assets	38,408	709,879

Cash held in Trust Account	101,072,860	100,049,603

Total Assets	101,111,268	100,759,482

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$135,000	$155,000
Loan payable - Sponsor	1,000,000	-
Total Current Liabilities	1,135,000	155,000

Derivative warrant liabilities	8,171,976	10,278,450
Total Liabilities	9,306,976	10,433,450
Commitments and Contingencies
Class A common stock subject to possible redemption, 10,000,000 shares issued and outstanding at redemption value of $10.00 per share at September 30, 2021 and December 31, 2020	100,000,000	100,000,000

Stockholders’ Equity
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; 1,000,000 shares non issued.	-	-

Common Stock Class A - $0.0001 par value; 380,000,000 shares authorized; 330,000 shares issued and outstanding (excluding 10,000,000 subject to redemption)	33	33

Common Stock Class B - $0.0001 par value; 20,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250

Additional paid-in capital	-	-
Accumulated deficit	(8,195,991)	(9,674,252)
Total Stockholders’ Deficit	(8,195,708)	(9,673,969)
Total Liabilities and Stockholders’ Deficit	$101,111,268	$100,759,482

The accompanying notes are an integral part of the unaudited financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months	From Inception March 27, 2020 to
	September 30, 2021	September 30, 2020 (Restated)	Ended September 30, 2021	September 30, 2020 (Restated)

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	213,687	314,875	651,470	316,465
Total Operating Expenses	213,687	314,875	651,470	316,465

Net Loss from Operations	(213,687)	(314,875)	(651,470)	(316,465)

Other Income
Interest income	7,792	16,585	23,257	16,585
Change in fair value of warrant liabilities	4,654,445	9,036,000	2,106,475	9,036,000
Total other Income	4,662,237	9,052,585	2,129,732	9,052,585

Net Income	4,448,550	8,737,710	1,478,262	8,736,120

Weighted average shares outstanding of Class A common stock	10,330,000	5,789,341	10,330,000	2,817,273
Basic and diluted net income per stock, Class A	0.35	1.05	0.12	1.64
Weighted average shares outstanding of Class B common stock	2,500,000	2,500,000	2,500,000	2,500,000
Basic and diluted net income per stock, Class B	0.35	1.05	0.12	1.64

The accompanying notes are an integral part of the unaudited financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid	Accumulated	Total Stockholder’s
	Shares	Amount	In Capital	Deficit	Deficit
Balance – January 1, 2021 (As Restated)	2,830,000	283	-	(9,674,252)	(9,673,969)
Net income	-	-	-	2,514,225	2,514,225
Balance - March 31, 2021 (As Restated)	2,830,000	283	-	(7,160,027)	(7,159,744)
Net loss	-	-	-	(5,484,514)	(5,484,514)
Balance - June 30, 2021 (As Restated)	2,830,000	283	-	(12,644,541)	(12,644,258)
Net income	-	-	-	4,448,550	4,448,550
Balance at September 30, 2021	2,830,000	283	-	(8,195,991)	(8,195,708)

FOR THE PERIOD THREE MONTHS ENDED SEPTEMBER 30, 2020 AND

FOR THE PERIOD FROM MARCH 27, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock		Additional Paid	Accumulated	Total Stockholder’s
	Shares	Amount	In Capital	Deficit	Deficit

Balance – March 27, 2020 (inception)	-	-	-	-	-
Issuance of Class B common stock to sponsor	2,500,000	250	24,750	-	25,000
Net loss	-	-	-	(1,590)	(1,590)
Balance - June 30, 2020	2,500,000	250	24,750	(1,590)	23,410
Accretion for Class A common stock to redemption amount	-	-	(24,750)	(14,155,056)	(14,179,806)
Net income	-	-	-	8,736,120	8,736,120
Balance - September 30, 2020 (As Restated)	2,500,000	250	-	(5,420,526)	(5,420,276)

The accompanying notes are an integral part of the unaudited financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2021	From Inception March 27, 2020 to September 30, 2020 (Restated)
Cash Flows from Operating Activities:

Net Income	$1,478,262	$8,736,120
Change in fair value of warrant liabilities	(2,106,475)	(9,036,000)
Interest earned on marketable securities held in trust account	(23,257)	(16,584)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating liability:
Change in accounts payable	(20,000)	1,000
Net Cash used in Operating Activities	(671,472)	(315,464)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,000,000)	(100,000,000)
Net Cash used in Investing Activities	(1,000,000)	(100,000,000)

Cash flows from Financing Activities
Gross proceeds from sale of Units, net of commissions	-	99,000,000
Proceeds from issuance of common stock to sponsor	-	25,000
Proceeds from sale of Private Units	-	2,700,000
Proceeds from note payable - related party, net	-	384,978
Repayment of note payable - related party, net	-	(353,500)
Payment of offering cost	-	(593,806)
Proceeds of loan from sponsor	1,000,000	-
Net Cash Provided by Financing Activities	1,000,000	101,162,672

Net increase in cash	(671,472)	847,208
Cash and cash equivalents at beginning of period	709,879	-
Cash and cash equivalents at end of period	$38,408	$847,208

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

The Company’s sponsor is Vistas Media Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period from March 27, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (“Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company anticipates it will generate income in the form of interest income from the proceeds derived from the IPO and placed in Trust Account (as defined below) as described below.

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

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering may not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete the Initial Business Combination by August 11, 2021, 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a business combination); or (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the Initial Business Combination by August 11, 2021, 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a business combination) (see Note 8 and Note 9) (at which such time up to $100,000 of interest shall be available to the Company to pay dissolution expenses), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Company’s public shares (the “public stockholders”).

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination by August 11, 2021, 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a business combination) (see Note 8 and Note 9), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

As discussed in Note 8 and Note 9, on August 10, 2021, the First Extension Payment was deposited by the Sponsor into the Company’s trust account to extend the August 11, 2021, deadline to November 11, 2021, and on November 09, 2021, the Second Extension Payment was deposited by the Sponsor into the Company’s trust account to extend the deadline to February 11, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted average number of Common Stock outstanding during the period. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants (and the Public Warrants for periods where no observable traded price was available) are valued using a Modified Black Scholes Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Common Stock are classified as shareholders’ equity. The Company’s Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A Common Stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A Common Stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the Class A Common Stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	100,000,000
Less:
Proceeds allocated to Public Warrants	(10,400,000)
Class A common stock issuance costs	(3,779,806)
Plus:
Accretion of carrying value to redemption value	14,179,806
Class A common stock subject to possible redemption	100,000,000

NOTE 3.  RESTAEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

The reclassification of amounts from permanent equity to temporary equity result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A and Class B common stock share pro rata in the income and losses of the Company.

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

The impact of the revision on the Company’s financial statements is reflected in the following table:

	As Previously
Balance Sheet as of December 31, 2020	Reported	Adjustment	As Revised
Common stock subject to possible redemption	$85,326,031	$14,673,969	$100,000,000
Class A Common stock	$180	$ (147)	33
Class B Common stock	$250	-	$250
Additional paid-in capital	$4,057,934	$(4,057,934)	-
Accumulated deficit	$941,637	$(10,615,889)	$(9,674,252)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(14,673,970)	$(9,673,969)

Statement of Stockholders Equity (Deficit) for the Period of March 31, 2020 through December 31, 2020 (Audited)
Common stock subject to possible redemption	$85,326,031	$14,673,969	$100,000,000

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

The Founder Shares are identical to the shares of common stock included in the Units and holders of Founder Shares have the same stockholder rights as public stockholders, except that (i) the Founder Shares and the shares of common stock underlying the Private Placement Units are subject to certain transfer restrictions, and (ii) the Sponsor has entered into a letter agreement, pursuant to which it has agreed (A) to waive its redemption rights with respect to the Founder Shares, and the shares of common stock underlying the Private Placement Units and the Public Units in connection with the completion of a

Business Combination and (B) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and the shares of common stock underlying the Private Placement Units if the Company fails to complete a Business Combination within 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a Business Combination) (see Note 8 and Note 9).

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. The total amounts of administrative service fees expensed for the three months and nine months ended September 30, 2021, were $30,000 and $90,000, respectively. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit (the “Working Capital Units”). As of September 30, 2021, no Working Capital Loans have been issued.

Extension Loans

The Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,000,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline, up to an aggregate of $2,000,000. Any such payments would be made in the form of a loan. The terms of the loan in connection with the loan have not yet been negotiated. If the Company completes a Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. As of September 30, 2021, company has received an extension loan $1,000,000 from sponsors.

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

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

Based on the IPO price of $10.00 per Unit, the fair value of the 35,000 Common Stock was $350,000, which was an expense of the IPO resulting in a charge directly to stockholders’ equity upon the completion of the IPO.

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

The Representative’s Warrants and such shares purchased pursuant to the Representative’s Warrants have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 360 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners. The Representative’s Warrants grant to holder’s demand and “piggyback” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the Common Stock issuable upon exercise of the Representative’s Warrants. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of Common Stock issuable upon exercise of the Representative’s Warrants may be adjusted in certain circumstances including in the event of a share dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the Representative’s Warrants will not be adjusted for issuances of Common Stock at a price below its exercise price.

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
U. S. Money Market funds	101,072,860
Public Warrants	7,000,000
Private Warrants			1,171,975

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

On September 30, 2021, the Company used NASDAQ trading price of warrants for valuing the Public Warrants and used Black-Scholes model to value the Private Warrants.

The key inputs used into the Monte Carlo simulation and the Black-Scholes models used for warrant valuation from initial valuation till September 30, 2021, are detailed below:

	August 11, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
	(Initial Measurement)
Risk-free interest rate	0.39%	0.41%	0.99%	1.10%	0.94%
Expected term (years)	5	5	5	5	5
Expected volatility	20%	15%	12%	16%	14%
Exercise price	$11.50	$11.50	$11.50	$11.50	$11.50
Stock price	$9.48	$10.09	$9.90	$9.99	$10.07
Dividend yield	-	-	-	-	-

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

The following table presents the changes in the fair value of derivative warrant liability:

	Private Warrants	Public Warrants	Derivative Warrant Liability
Fair Value of Warrants as of December 31, 2020	1,178,450	9,100,000	10,278,450
Change in warrant valuation	(310,800)	(2,400,000)	(2,710,800)
Fair Value of Warrants as of March 31, 2021	867,650	6,700,000	7,567,650
Change in warrant valuation	525,770	4,733,000	5,258,770
Fair Value of Warrants as of June 30, 2021	1,393,420	11,433,000	12,826,420
Change in warrant valuation	(221,445)	(4,433,000)	(4,654,445)
Fair Value of Warrants as of September 30, 2021	1,171,975	7,000,000	8,171,975

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8. Promissory Note

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

NOTE 9. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below or in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

October 13, 2021, Anghami publicly filed a Registration Statement on Form F-4, including a preliminary proxy statement/prospectus, with the SEC.

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

On November 09, 2021, an aggregate of $1,000,000 (the “Second Extension Payment”) was deposited by the Sponsor into the trust account of the Company for the Company’s public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its Initial Business Combination by three months to February 11, 2022 (the “Second Extension”). The Second Extension is the second of two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its proposed Initial Business Combination with Anghami, Inc.

The Sponsor loaned the Second Extension Payment to the Company in order to support the Second Extension and caused the Second Extension Payment to be deposited in the Company’s trust account for its public stockholders. In connection with the First Extension Payment, the Company issued to Sponsor an unsecured promissory note (the “Second Note”) having a principal amount equal to the amount of the Second Extension Payment. The Second Note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company.

The following events constitute events of default under the Second Note:

1.	Failure to make the required payments under the Note when due.

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

On August 10, 2021, an aggregate of $1,000,000 (the “Extension Payment”) was deposited by Vistas Media Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), into the trust account of the Company for the Company’s public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its Initial Business Combination by three months to November 11, 2021 (the ” Extension”). The Extension is the first of up to two three-month extensions permitted under the Company’s governing documents and. On November 9, 2021, an aggregate of $1,000,000 (the “Second Extension Payment”, and together with the Extension Payment, the “Extension Payments”) was deposited by the Sponsor, into the trust account of the Company for the Company’s public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its Initial Business Combination by three months to February 11, 2022 (the ” Second Extension”, and together with the Extension, the “Extensions”). The Extensions provide the Company with additional time to complete its proposed Initial Business Combination with Anghami, Inc.

The Sponsor loaned the Extension Payments to the Company in order to support the Extensions and caused the Extension Payments to be deposited in the Company’s trust account for its public stockholders. In connection with the Extension Payments, the Company issued to Sponsor two unsecured promissory note (each a “Note” and collectively, the “Notes”) each having a principal amount equal to the amount of the respective Extension Payment to which the Note was issued in connection with. The Notes bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company.

The following events constitute events of default under the Notes:

1.	Failure to make the required payments under the Notes when due;

2.	The voluntary liquidation of the Company; and

3.	The involuntary bankruptcy of the Company

The Notes were issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

For the quarter ended September 30, 2021, we had a net loss of $4,448,550.

Liquidity and Capital Resources

As of September 30, 2021, we had $38,408 of cash and cash equivalents.

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

Further, the Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit (the “Working Capital Units”). As of September 30, 2021, no Working Capital Loans have been issued.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement as of September 30, 2021.

Contractual Obligations

As of September 30, 2021, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which the Company will pay the Sponsor for office space and secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

We have engaged I-Bankers as an advisor in connection with the Company acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities. Pursuant to the Company’s agreement with I-Bankers, the marketing fee payable to I-Bankers will be 2.75% of the gross proceeds of the Public Offering. However, if the Company has not consummated its business combination within 12 months from the closing of the Public Offering and the Sponsor elects to extend such period to consummate a business combination by an additional three months and, pursuant to the trust agreement, deposits $1,000,000 (or up to $1,150,000 depending on the extent to which the underwriters’ over-allotment option is exercised) into the trust account, then the marketing fee payable to I-Bankers will be reduced to 1.75% of the gross proceeds of the Public Offering. Due to the Extensions, the marketing fee payable to I-Bankers will be reduced to 1.75%.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures as of September 30, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of September 30, 2021 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our restatement of our previously filed financial statements, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended September 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

On August 10, 2021, an aggregate of $1,000,000 (the “Extension Payment”) was deposited by Vistas Media Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), into the trust account of the Company for the Company’s public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its Initial Business Combination by three months to November 11, 2021 (the “Extension”). The Extension was is first of up to two three-month extensions permitted under the Company’s governing documents and. On November 9, 2021, an aggregate of $1,000,000 (the “Second Extension Payment”, and together with the Extension Payment, the “Extension Payments”) was deposited by the Sponsor, into the trust account of the Company for the Company’s public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its Initial Business Combination by three months to February 11, 2022 (the ” Second Extension”, and together with the Extension, the “Extensions”). The Extensions provide the Company with additional time to complete its proposed Initial Business Combination with Anghami, Inc.

The Sponsor loaned the Extension Payments to the Company in order to support the Extensions and caused the Extension Payments to be deposited in the Company’s trust account for its public stockholders. In connection with the Extension Payments, the Company issued to Sponsor two unsecured promissory note (each a “Note” and collectively, the “Notes”) each having a principal amount equal to the amount of the respective Extension Payment to which the Note was issued in connection with. The Notes bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company.

The following events constitute events of default under the Notes:

1.	Failure to make the required payments under the Notes when due;

2.	The voluntary liquidation of the Company; and

3.	The involuntary bankruptcy of the Company

The Notes were issued pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

VISTAS MEDIA ACQUISITION COMPANY INC.

Date: November 24, 2021	By:	/s/ Nagarajan Venkatesan
		Name:	Nagarajan Venkatesan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)