Form 10-K/A
period 2020-12-31
Vistas Media Acquisition Co Inc.
filed 2021-12-16
CIK 1810491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

As of December 15, 2021, there were 9,994,477 shares of Class A common stock and 2,500,000 shares of Class B common stock of the registrant issued and outstanding.

EXPLANATORY NOTE

Vistas Media Acquisition Company Inc. (“we”, “our” or “us”) is filing this Amendment No. 2 (this “Amendment”) to amend our Annual Report on Form 10–K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2021 (the “Original Filing”), to amend and restate our financial statements and related footnote disclosures as of December 31, 2020 and for the period from March 27, 2020 (inception) to December 31, 2020. This Amendment also amends certain other items in the Original Filing, as listed in “Items Amended in This Filing” below.

We are filing this Amendment to address matters discussed in the SEC staff’s recent communications with certain independent registered public accounting firms regarding the classification of the stockholders’ equity of a Special Purpose Acquisition Company (“SPAC”) as permanent equity, which the Company has determined should be reclassified as temporary equity. In the SEC’s informal guidance, the SEC staff noted to certain independent registered public accounting firms that stockholders’ equity of a SPAC should be classified as temporary equity, as compared to the historical classification of SPAC stockholders’ equity as permanent equity, which has been the practice of most SPACs, including us. We had previously classified stockholders’ equity as permanent equity.

After considering the SEC staff’s recent communications with certain independent registered public accounting firms, we have concluded that there are misstatements in our previously filed financial statements. As such, our management determined that our disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its classification of stockholders’ equity as permanent equity. For more information, see Item 9A included in this Amendment.

The change in accounting for stockholders’ equity did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the financial statements, in any of the Affected Periods (as defined below) or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for stockholders’ equity does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations for any of the reported periods.

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

i

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

In light of the SEC communications, our management reevaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based in part on the restatement of the financial statements to reclassify stockholders’ equity as described in this Explanatory Note, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

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

ii

iii

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

As a result of the SEC staff’s recent communications with certain independent registered public accounting firms regarding the classification of the stockholders’ equity—and as described in Note 2 of the notes to the financial statements—we determined, effective with the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly allocated its Class A common stock subject to possible redemption between temporary equity and permanent equity. The Company previously determined the Class A common stock subject to possible redemption classified as temporary equity, to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Accordingly, the Company classified a portion of its Class A common stock within permanent equity. Effective with these quarterly financial statements, Management determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. The changes to the earnings per share calculation is considered to be immaterial.

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

On August 11, 2020, simultaneously with the consummation of the IPO, the Company completed the private sales (the “Private Placement”) of an aggregate of 295,000 units (the “Private Placement Units”) to Vistas Media Sponsor, LLC and I-Bankers Securities, Inc. at a purchase price of $10.00 per Private Placement Unit and 500,000 warrants (the “Private Placement Warrants” and together with the Private Placement Units, the ““) to Vistas Media Sponsor, LLC at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $3,450,000.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, management reevaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Statement and SEC informed guidance, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. Due to the events that led to our restatement of our financial statements, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 3 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.” In light of the material weaknesses that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Restatement of Previously Issued Financial Statements

On November 18, 2021, we revised our prior position on accounting for stockholders’ equity as permanent equity and restated our financial statements to reclassify stockholders’ equity as temporary equity as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

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

EXHIBIT INDEX

Exhibit	Description
2.1*	Business Combination Agreement, dated as of March 3, 2020, by and among the Company, Anghami, Anghami, Inc., Anghami Vista 1 and Anghami Vista 2 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on March 9, 2021).
3.1*	Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).
3.2*	Bylaws (Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-239819), filed with the SEC on July 27, 2020).
4.1*	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-l (File No. 333-239819), filed with the SEC on July 28, 2020).
4.2*	Specimen Class A common stock Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-239819), filed with the SEC on July 27, 2020).
4.3*	Specimen Warrant Certificate Incorporated by reference to the corresponding exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-l (File No. 333-239819), filed with the SEC on July 28, 2020.
4.4*	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated as of August 6, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).
4.5*	Description of Securities
10.1*	Letter Agreement, dated August 6, 2020, by and among the Company, Vistas Media Sponsor, LLC and each of the initial stockholders of the Company (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).
10.2*	Investment Management Trust Agreement, dated August 6, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).
10.3*	Registration Rights Agreement, dated August 6, 2020, by and among the Company, Vistas Media Sponsor, LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).

Exhibit	Description
10.4*	Private Placement Warrants Purchase Agreement, dated August 6, 2020, by and between the Company and Vistas Media Sponsor, LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).
10.5*	Private Placement Units Purchase Agreement, dated August 6, 2020, by and between the Company and Vistas Media Sponsor, LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).
10.6*	Private Placement Units Purchase Agreement, dated August 6, 2020, by and between the Company and I-Bankers Securities, Inc. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).
10.7*	Administrative Services Agreement, dated August 6, 2020, by and between the Company and Vistas Media Sponsor, LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).
10.8*	Business Combination Marketing Agreement, dated August 6, 2020, by and between the Company and I-Bankers Securities, Inc. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on August 12, 2020).
10.9*	Form of Sponsor Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on March 9, 2021).
10.10*	Form of Restrictive Covenant Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on March 9, 2021).
10.11*	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on March 9, 2021).
10.12*	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on March 9, 2021).
10.13*	Form of Lock-Up Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39433), filed with the SEC on March 9, 2021).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*previously filed

VISTAS MEDIA ACQUISITION COMPANY INC.
INDEX TO FINANCIAL STATEMENTS

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

In addition, management has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable shares of Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on August 11, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2020

Hackensack, New Jersey

April 15, 2021, except for Note 2A, as to which the date is May 24, 2021 and Note 2B as to which the date is November 22, 2021.

VISTAS MEDIA ACQUISITION COMPANY INC.

Balance Sheet

DECEMBER 31, 2020
(As Restated)

ASSETS
Current Assets
Cash	$709,879
Total Current Assets	709,879
Cash held in Trust Account	100,049,603
Total Assets	100,759,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$155,000
Total Current Liabilities	155,000

Derivative warrant liabilities	10,278,450
Total Liabilities	10,433,450
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 10,000,000 shares issued and outstanding at redemption value of $10.00 per share at December 31, 2020	100,000,000

Stockholders’ Equity
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; 1,000,000 shares non issued.	-

Common Stock Class A - $0.0001 par value; 380,000,000 shares authorized; 330,000 shares issued and outstanding (excluding 10,000,000 subject to redemption)	33

Common Stock Class B - $0.0001 par value; 20,000,000 shares authorized; 2,500,000 shares issued and outstanding	250

Additional paid-in capital	-
Accumulated deficit	(9,674,252)
Total Stockholders’ Deficit	(9,673,969)
Total Liabilities and Stockholders’ Deficit	$100,759,482

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC.

Statement of Operations

FOR THE PERIOD FROM MARCH 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

Revenues	$-

Operating Expenses
General and administrative expenses	576,316
Total Operating Expenses	576,316
Net Loss from Operations	(576,316)

Other Income
Interest income	49,603
Change in fair value of warrant liabilities	1,468,350
Total other Income	1,517,953

Net Income	941,637
Basic and diluted net income per share	$.35
Weighted average number of common shares outstanding	2,669,140

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC.

Statement of Stockholders’ Equity

FOR THE PERIOD FROM MARCH 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

	Common Stock		Additional Paid In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit/Income	Equity
Balance at Inception March 27, 2020	-	-	-	-	-
Issuance of common stock to sponsor	2,500,000	250	24,750	-	25,000
Sale of 10,000,000 Units, net of underwriting discount and offering expenses and warrant fair value	10,000,000	1,000	86,058,394	-	86,059,394
Private placement	220,000	22	2,199,978	-	2,200,000
Issuance of shares to underwriters	110,000	11	1,099,989	-	1,100,000
Net Income for the period	-	-	-	941,637	941,637
Common stock subject to redemption	(10,000,000)	(1,000)	(89,383,111)	(10,615,889)	(100,000,000)
Balance at December 31, 2020	2,830,000	283	-	(9,674,252)	(9,673,969)

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC.

Statement of Cash Flows

FOR THE PERIOD FROM MARCH 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

Cash Flows from Operating Activities:

Net Income	$941,637
Change in fair value of warrant liabilities	(1,468,350)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(49,603)
Changes in operating liability:
Increase in accounts payable	155,000
Net Cash used in Operating Activities	(421,316)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(100,000,000)
Net Cash used in Investing Activities	(100,000,000)

Cash flows from Financing Activities
Gross proceeds from sale of Units, net of commissions	98,931,195
Proceeds from sale of Private Units	2,200,000
Proceeds from note payable - related party, net	384,978
Repayment of note payable - related party, net	(384,978)
Net Cash Provided by Financing Activities	101,131,195

Net increase in cash	709,879
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	709,879

The accompanying notes are an integral part of the financial statements

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

(AS RESTATED)

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

(AS RESTATED)

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

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering may not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete the Initial Business Combination by August 11, 2021, 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a business combination); or (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the Initial Business Combination by August 11, 2021, 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a business combination) (see Note 7) (at which such time up to $100,000 of interest shall be available to the Company to pay dissolution expenses), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Company’s public shares (the “public stockholders”).

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

(AS RESTATED)

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination by August 11, 2021, 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a business combination) (see Note 7), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Restatement of Previously Issued Financial Statements (Part A)

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

In response to the SEC Statement, the Company reevaluated the accounting treatment of (i) the 10,000,000 redeemable warrants (the “Public Warrants”) that were included in the Units issued by the Company in its IPO and (ii) the 1,295,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO. The Company previously accounted for the Warrants as components of equity.

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

(AS RESTATED)

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

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustments	As Restated
Balance Sheet at December 31, 2020
Warrant Liability Initial August 11, 2020	-	11,746,800	11,746,800
Change in fair value of warrants	-	(1,468,350)	(1,468,350)
Total Liabilities		10,278,450	10,278,450

Class A common stock subject to possible redemption	95,604,481	(10,278,450)	85,326,031
Class A common stock	77	103	180
Additional paid-in capital	5,526,387	(1,468,453)	4,057,934
Accumulated deficit	(526,713)	1,468,350	941,637
Class B common stock	250	-	250
Total Stockholders’ Equity	5,000,001	-	5,000,001

Statement of Operations for the period from March 27, 2020 (inception) through December 31, 2020
Change in fair value of warrant liabilities	-	1,468,350	1,468,350
Total other income	49,603	1,468,350	1,517,953
Net Income (Loss)	(526,713)	1,468,350	941,637
Basic and diluted net Income (loss) per stock	(0.16)	0.52	0.33

Statement of Cash Flows for the period from March 27, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net Income (Loss)	(526,713)	1,468,350	941,637
Change in fair value of warrant liabilities	-	1,468,350	1,468,350

Restatement of Previously Issued Financial Statements (Part B)

In addition, has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable shares of Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on August 11, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination.

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

(AS RESTATED)

In connection with the preparation of the Company’s financial statements, as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, effective with the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly allocated its Class A Common stock subject to possible redemption between temporary equity and permanent equity. The Company previously determined the Class A Common stock subject to possible redemption classified as temporary equity, to be equal to the redemption value of $10.00 per Class A Common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Accordingly, the Company classified a portion of its Class A Common stock within permanent equity. Effective with these quarterly financial statements, Management determined that the Class A Common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A Common stock subject to possible redemption, resulting in the Class A Common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A Common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A Common stock.

In connection with the change in presentation for the Class A Common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B Common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of Common stock share pro rata in the income (loss) of the Company. The changes to the earnings per share calculation is considered to be immaterial.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table:

	As Previously
Balance Sheet as of December 31, 2020	Reported	Adjustment	As Revised
Common stock subject to possible redemption	$85,326,031	$14,673,969	$100,000,000
Class A Common stock	$180	$(147)	33
Class B Common stock	$250	-	$250
Additional paid-in capital	$4,057,934	$(4,057,934)	-
Accumulated deficit	$941,637	$(10,615,889)	$(9,674,252)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(14,673,970)	$(9,673,969)

Statement of Stockholders Equity (Deficit) for the Period of March 31, 2020 through December 31, 2020 (Audited)
Common stock subject to possible redemption	$85,326,031	$14,673,969	$100,000,000

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

(AS RESTATED)

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

Net Income Per Common Stock

Net income per stock is computed by dividing net income by the weighted average number of Common stock outstanding during the period. At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

(AS RESTATED)

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

Warrant Liabilities

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

(AS RESTATED)

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

(AS RESTATED)

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

Extension Loans

The Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,000,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline, up to an aggregate of $2,000,000. Any such payments would be made in the form of a loan. The terms of the loan in connection with the loan have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. As of December 31, 2020, company has nil loan balance.

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

(AS RESTATED)

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

(AS RESTATED)

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

(AS RESTATED)

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

(AS RESTATED)

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

(AS RESTATED)

There were no assets measured on a recurring basis at fair value at December 31, 2020. At December 31, 2020, there were cash and marketable securities held in trust in the amount of $100,049,603 with a fair value hierarchy of Level 1 that was used as valuation inputs by the Company to determine such fair value.

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

	August 11, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.39%	0.41%
Expected term (years)	5	5
Expected volatility	20%	15%
Exercise price	$11.50	$11.50
Stock price	$9.48	$10.09
Dividend yield	0%	0%

The following table presents the changes in the fair value of derivative warrant liability:

			Derivative
	Private		Warrant
	Placement	Public	Liability
Fair value as of January 1, 2020
Initial measurement on August 11, 2020	1,346,800	10,400,000	11,746,800
Change in valuation inputs or other assumptions (1)	168,350	1,300,000	1,468,350
Fair value as of December 31, 2020	1,178,450	9,100,000	10,278,450

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of warrant liability in the statement of operations.

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

(AS RESTATED)

NOTE 7. Subsequent Events

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

(AS RESTATED)

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

(AS RESTATED)

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

(AS RESTATED)

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

(AS RESTATED)

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

December 16, 2021	VISTAS MEDIA ACQUISITION COMPANY INC.

	By:	/s/ F. Jacob Cherian
		Name:	F. Jacob Cherian
		Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ F. Jacob Cherian	Chief Executive Officer and Director	December 16, 2021
F. Jacob Cherian	(Principal Executive Officer)

/s/ Nagarajan Venkatesan	Chief Financial Officer	December 16, 2021
Nagarajan Venkatesan	(Principal Financial and Accounting Officer)

/s/ Abhayanand Singh	Director	December 16, 2021
Abhayanand Singh

/s/ Saurabh Gupta	Director	December 16, 2021
Saurabh Gupta

/s/ Marc Iyeki	Director	December 16, 2021
Marc Iyeki

/s/ Klaas Baks	Director	December 16, 2021
Klaas Baks

/s/ Benjamin Waisbren	Director	December 16, 2021
Benjamin Waisbren

/s/ Abhinav Somani	Director	December 16, 2021
Abhinav Somani