Form 10-Q/A
period 2021-03-31
Vistas Media Acquisition Co Inc.
filed 2022-01-18
CIK 1810491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of January 11, 2022, 10,330,000 Class A common stock, par value $0.0001 per share, and 2,500,000 Class B common stock, par value $0.0001 per share, were issued and outstanding.

Explanatory Note

Vistas Media Acquisition Company Inc. (“we”, “our” or “us”) is filing this Amendment No. 1 (this “Amendment”) to amend our Quarterly Report on Form 10–Q for the quarter ended March 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2021 (the “Original Filing”), to amend and restate our financial statements and related footnote disclosures as of March 31, 2021. This Amendment also amends certain other items in the Original Filing, as listed in “Items Amended in This Filing” below.

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

After considering the SEC staff’s recent communications with certain independent registered public accounting firms, we have concluded that there are misstatements in our previously filed financial statements. As such, our management determined that our disclosure controls and procedures as of March 31, 2021 were not effective solely as a result of its classification of stockholders’ equity as permanent equity. For more information, see Item 4 included in this Amendment.

The change in accounting for stockholders’ equity did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the financial statements, in any of the Affected Periods (as defined below) or in any of the periods included in Item 1, Financial Statements in this filing. The change in accounting for stockholders’ equity does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations for any of the reported periods.

Internal Control Over Financial Reporting and Disclosure Controls and Procedures

In connection with the restatement of our financial statements in this Amendment, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 4. Controls and Procedures included in this Amendment.

In light of the SEC communications, our management reevaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based in part on the restatement of the financial statements to reclassify stockholders’ equity as described in this Explanatory Note, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

Items Amended in This Filing

The following items have been amended as a result of this restatement:

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-Q, nor does it modify or update the disclosure contained in the Form 10-Q in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the Company’s other filings made with the SEC on or subsequent to May 24, 2021.

Our Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Amendment. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VISTAS MEDIA ACQUISITION COMPANY INC

INDEX TO FINANCIAL STATEMENTS

VISTAS MEDIA ACQUISITION COMPANY INC

BALANCE SHEET

(Unaudited)

(Restated)

	Mar 31, 2021	Dec 31, 2020
ASSETS
Current Assets
Cash	$475,202	$709,879
Total Current Assets	475,202	709,879

Cash held in Trust Account	100,061,705	100,049,603

Total Assets	100,536,907	100,759,482

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$129,000	$155,000
Total Current Liabilities	129,000	155,000

Derivative warrant liabilities	7,567,650	10,278,450
Total Liabilities	7,696,650	10,433,450
Commitments and Contingencies
Class A common stock subject to possible redemption, 10,000,000 shares issued and outstanding at redemption value of $10.00 per share as of March 31, 2021 and December 31, 2020	100,000,000	100,000,000
Stockholders’ Equity
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; 1,000,000 shares non issued.	-	-
Common Stock Class A - $0.0001 par value; 380,000,000 shares authorized; 330,000 shares issued and outstanding (excluding 10,000,000 subject to redemption)	33	33
Common Stock Class B - $0.0001 par value; 20,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	-	-
Accumulated income	(7,160,026)	(9,674,251)
Total Stockholders’ Deficit	(7,159,743)	(9,673,968)
Total Liabilities and Stockholders’ Deficit	$100,536,907	$100,759,482

The accompanying notes are an integral part of the unaudited financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF OPERATIONS

(Unaudited)

(Restated)

	For the Three Months Ended
	Mar 31, 2021	Mar 31, 2020
Revenues	$-	$-

Operating Expenses
General and administrative expenses	208,677	-
Total Operating Expenses	208,677	-

Net Loss from Operations	(208,677)	-

Other Income
Interest income	12,102	-
Change in fair value of warrant liabilities	2,710,800	-
Total other Income	2,722,902	-

Net Income	2,514,225	-

Weighted average shares outstanding of Class A common stock	10,330,000	-
Basic and diluted net income per stock, Class A	0.20	-
Weighted average shares outstanding of Class B common stock	2,500,000	-
Basic and diluted net income per stock, Class B	0.20	-

The accompanying notes are an integral part of the unaudited financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaundited)

(Restated)

	Common Stock		Additional Paid In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at Inception March 27, 2020	-	-	-	-	-
Issuance of common stock to sponsor	2,875,000	288	24,712	-	25,000
Sale of 10,000,000 Units, net of underwriting discount and offering expenses and warrant fair value	10,000,000	1,000	86,058,394	-	86,059,394
Private placement	220,000	22	2,199,978	-	2,200,000
Issuance of shares to underwriters	110,000	11	1,099,989	-	1,100,000
Net Income for the period	-	-	-	941,638	941,638
Shares forfeited	(375,000)	(38)	38	-	-
Common stock subject to redemption	(10,000,000)	(1,000)	(89,383,111)	(10,615,889)	(100,000,000)

Balance at December 31, 2020	2,830,000	283	-	(9,674,251)	(9,673,968)

Net income for the period	-	-	-	2,514,225	2,514,225

Balance at March 31, 2021	2,830,000	283	-	(7,160,026)	(7,159,743)

The accompanying notes are an integral part of the unaudited financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF CASH FLOWS

(Unaundited)

	For the Three Months Ended
	Mar 31, 2021	Mar 31, 2020
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net Income	$2,514,225	$-
Change in fair value of warrant liabilities	(2,710,800)	-
Interest earned on marketable securities held in trust account	(12,102)	-
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating liability:
Increase in accounts payable	(26,000)	-
Net Cash used in Operating Activities	(234,677)	-

Cash Flows from Investing Activities:
Net Cash used in Investing Activities	-	-

Cash flows from Financing Activities
Net Cash Provided by Financing Activities	-	-

Net increase in cash	(234,677)	-
Cash and cash equivalents at beginning of period	709,879	-
Cash and cash equivalents at end of period	475,202	-

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2. Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements, as of March 31, 2021, management determined it should revise its previously reported financial statements. The Company determined, effective with the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly allocated its Class A Common stock subject to possible redemption between temporary equity and permanent equity. The Company previously determined the Class A Common stock subject to possible redemption classified as temporary equity, to be equal to the redemption value of $10.00 per Class A Common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Accordingly, the Company classified a portion of its Class A Common stock within permanent equity. Effective with these quarterly financial statements, Management determined that the Class A Common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control.

Therefore, management concluded that temporary equity should include all Class A Common stock subject to possible redemption, resulting in the Class A Common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A Common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A Common stock .

In connection with the change in presentation for the Class A Common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B Common stock . This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of Common stock share pro rata in the income (loss) of the Company. The changes to the earnings per share calculation is considered to be immaterial.

There has been no change in the Company’s total assets, liabilities, or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table:

	As Previously
Balance Sheet as of March 31, 2021	Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$87,840,255	$12,159,745	$100,000,000

Class A Common Stock	$155	$(155)	$-
Class B Common Stock	$250	$-	$250
Additional paid-in capital	$1,543,735	$(1,543,735)	$-
Accumulated deficit	$3,455,862	$(10,615,855)	$(7,159,993)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(12,159,745)	$(7,159,743)

NOTE 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

	8/11/2020
	(Initial Measurement)	December 31, 2020	March 31, 2021
Risk-free interest rate	0.39%	0.41%	0.99%
Expected term (years)	5	5	5
Expected volatility	20%	15%	12%
Exercise price	$11.50	$11.50	$11.50
Stock price	$9.48	$10.09	$9.90
Dividend yield	0%	0%	0%

The following table presents the changes in the fair value of derivative warrant liability:

	Private Placement	Public	Derivative Warrant Liability
Fair value as of January 1, 2020
Initial measurement on August 11 2020	1,346,800	10,400,000	11,746,800
Change in valuation inputs	168,350	1,300,000	1,468,350
Fair value as of December 31, 2020	1,178,450	9,100,000	10,278,450
Change in valuation inputs	(310,800)	(2,400,000)	(2,710,800)
Fair value as of March 31, 2021	867,650	6,700,000	7,567,650

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

Anghami shareholders will receive cash consideration only if the available cash (as further described below) exceeds $50,000,000, in which case the cash consideration will be calculated as the lesser of (i)(A) such available cash minus the outstanding indebtedness of Pubco for borrowed money with a maturity date of more than one year as of the Closing multiplied by (B) 0.3, or (ii) the available cash minus such indebtedness referred to in clause (i)(A) above minus $50,000,000. The available cash at Closing will be calculated by (i) adding the amount available to be released from the Company’s trust account, after taking into account redemptions by the Company’s stockholders, in addition to any cash or cash equivalents of the Company and the net proceeds of private placements of shares of the Company’s common stock to occur immediately prior to the Closing, for which the Company currently has commitments of $40 million,and (ii) subtracting transaction expenses of the Company and Anghami related to the Business Combination. Notwithstanding the foregoing, the cash consideration payable to Anghami shareholders will be reduced, and shareholders will receive a proportional increase in stock consideration at a price of $10.00 per share, by the minimum amount necessary for Pubco to satisfy the “substantiality” test of Treasury Regulation 1.367(a)-3(c)(3)(iii), but if such “substantiality” test cannot be met if the cash consideration is reduced to zero (with the proportional increase in stock consideration) then no such reduction in cash consideration will be made.

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

On July 15, 2021, the Company entered into an agreement (the “Truist Agreement”) with Truist Securities, Inc. (“Truist”), pursuant to which Truist shall act (i) as placement agent in connection with the Company’s proposed issuance, offering and sale of private placement securities (the “PIPE Offering”) in connection with a potential business combination between the Company and Anghami and (ii) as capital markets advisor in connection with the potential business combination. As compensation for Truist’s services, the Company agreed to pay Truist (i) a placement fee equal to 6.0% of the gross proceeds raised in the PIPE Offering (the “Placement Fee”), payable at closing and (ii) an advisory fee equal to $750,000 (the “Advisory Fee”), payable upon the closing of a business combination and creditable against the Placement Fee. Truist also received a 36-month right of first refusal, commencing on the expiration or termination of Truist’s services under the Truist Agreement (other than a termination for cause), (i) to act as lead managing underwriter, lead initial purchaser or lead placement agent for any financing involving debt or equity securities of the Company and as lead arranger of any syndicated loan financing undertaken on behalf of the Company or any of its affiliates (in each case acting as sole or joint active book runner with lead left placement and entitled to at least 50% of the aggregate economics payable to the underwriters, initial purchasers, placement agents or arrangers in the applicable transaction), (ii) exclusive financial advisor to the Company or its applicable affiliates in the event of any acquisition of a business (other than a business combination) by the Company or any of its affiliates, (iii) financial advisor to the Company or its applicable affiliate in the event of any significant disposition, sale, merger or other extraCommon corporate transaction (other than a business combination) involving the Company or any its affiliates or any of its or their assets, securities or businesses, whether by way of purchase or sale of securities or assets, merger, consolidation, reorganization, recapitalization, spin-off, split-off or otherwise.

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

Item 4. Controls and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, management reevaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Statement and SEC informed guidance, our Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. Due to the events that led to our restatement of our financial statements, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.” In light of the material weaknesses that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II—OTHER INFORMATION

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

VISTAS MEDIA ACQUISITION COMPANY INC.

Date: January 14, 2022	By:	/s/ F. Jacob Cherian
Name: F. Jacob Cherian
Title: Chief Executive Officer
(Principal Executive Officer)

Date: January 14, 2022	By:	/s/ Nagarajan Venkatesan
Name: Nagarajan Venkatesan
Title: Chief Financial Officer
(Principal Financial Officer)