Form 10-Q/A
period 2021-06-30
Vistas Media Acquisition Co Inc.
filed 2022-01-18
CIK 1810491

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

Explanatory Note

Vistas Media Acquisition Company Inc. (“we”, “our” or “us”) is filing this Amendment No. 1 (this “Amendment”) to amend our Quarterly Report on Form 10–Q for the quarter ended June 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2021 (the “Original Filing”), to amend and restate our financial statements and related footnote disclosures as of June 30, 2021. This Amendment also amends certain other items in the Original Filing, as listed in “Items Amended in This Filing” below.

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

After considering the SEC staff’s recent communications with certain independent registered public accounting firms, we have concluded that there are misstatements in our previously filed financial statements. As such, our management determined that our disclosure controls and procedures as of June 30, 2021 were not effective solely as a result of its classification of stockholders’ equity as permanent equity. For more information, see Item 4 included in this Amendment.

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

In light of the SEC communications, our management reevaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based in part on the restatement of the financial statements to reclassify stockholders’ equity as described in this Explanatory Note, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

Items Amended in This Filing

The following items have been amended as a result of this restatement:

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-Q, nor does it modify or update the disclosure contained in the Form 10-Q in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the Company’s other filings made with the SEC on or subsequent to August 23, 2021.

Our Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Amendment. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VISTAS MEDIA ACQUISITION COMPANY INC

BALANCE SHEET
(Unaudited)
(Restated)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$249,095	$709,879
Total Current Assets	249,095	709,879

Cash held in Trust Account	100,065,067	100,049,603
Total Assets	100,314,162	100,759,482

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$132,000	$155,000
Total Current Liabilities	132,000	155,000

Derivative warrant liabilities	12,826,420	10,278,450
Total Liabilities	12,958,420	10,433,450

Commitments and Contingencies
Class A common stock subject to possible redemption, 10,000,000 shares issued and outstanding at redemption value of $10.00 per share as of June 30, 2021 and December 31, 2020	100,000,000	100,000,000

Stockholders’ Deficit
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; 1,000,000 shares non issued.	-	-
Common Stock Class A - $0.0001 par value; 380,000,000 shares authorized; 330,000 shares issued and outstanding (excluding 10,000,000 subject to redemption)	33	33
Common Stock Class B - $0.0001 par value; 20,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	-	-
Accumulated deficit	(12,644,541)	(9,674,252)
Total Stockholders’ Deficit	(12,644,258)	(9,673,969)
Total Liabilities and Stockholders’ Deficit	$100,314,162	$100,759,482

The accompanying notes are an integral part of the unaudited financial statements

VISTAS MEDIA ACQUISITION COMPANY INC
STATEMENT OF OPERATIONS
(Unaudited)
(Restated)

	For the Three Months Ended		For the Six Months Ended	From Inception (March 27, 2020) through
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	229,107	1,590	437,784	1,590
Total Operating Expenses	229,107	1,590	437,784	1,590

Net Loss from Operations	(229,107)	(1,590)	(437,784)	(1,590)

Other Income
Interest income	3,363	-	15,465	-
Change in fair value of warrant liabilities	(5,258,770)	-	(2,547,970)	-
Total other Income/(Loss)	(5,255,407)	-	(2,532,505)	-

Net Loss	(5,484,514)	(1,590)	(2,970,289)	(1,590)

Weighted average shares outstanding of Class A common stock	10,330,000	-	10,330,000	-
Basic and diluted net income per stock, Class A	(0.43)	(0.00)	(0.23)	(0.00)
Weighted average shares outstanding of Class B common stock	2,500,000	2,875,000	2,500,000	2,875,000
Basic and diluted net income per stock, Class B	(0.43)	(0.00)	(0.23)	(0.00)

The accompanying notes are an integral part of the unaudited financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Restated)

	Common Stock		Additional Paid In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at Inception March 27, 2020	-	-	-	-	-

Issuance of common stock to sponsor	2,875,000	288	24,712	-	25,000

Net loss for the period	-	-	-	(1,590)	(1,590)

Balance at June 30, 2020	2,875,000	288	24,712	(1,590)	23,410

Sale of 10,000,000 Units, net of underwriting discount and offering expenses and warrant fair value	10,000,000	1,000	86,058,394	-	86,059,394

Private placement	220,000	22	2,199,978	-	2,200,000

Issuance of shares to underwriters	110,000	11	1,099,989	-	1,100,000

Net Income for the period	-	-	-	943,227	943,227

Shares forfeited	(375,000)	(38)	38	-	-

Common stock subject to redemption	(10,000,000)	(1,000)	(89,383,111)	(10,615,889)	(100,000,000)

Balance at December 31, 2020	2,830,000	283	-	(9,674,252)	(9,673,969)

Net loss for the period	-	-	-	(2,970,289)	(2,970,289)

Balance at June 30, 2021	2,830,000	283	-	(12,644,541)	(12,644,258)

The accompanying notes are an integral part of the unaudited financial statements

VISTAS MEDIA ACQUISITION COMPANY INC

STATEMENT OF CASH FLOWS

(Unaudited)

(Restated)

	For the Six Months Ended June 30, 2021	From Inception (March 27, 2020) through June 30, 2020
Cash Flows from Operating Activities:
Net Loss	$(2,970,289)	$(1,590)
Change in fair value of warrant liabilities	2,547,970	-
Interest earned on marketable securities held in trust account	(15,465)	-
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating liability:
Change in accounts payable	(23,000)	1,500
Net Cash used in Operating Activities	(460,784)	(90)

Cash Flows from Investing Activities:
Net Cash used in Investing Activities	-	-

Cash flows from Financing Activities
Proceeds of loan from sponsor	-	57,478
Proceeds from issuance of common stock to sponsor	-	25,000
Increase in deferred offering cost	-	(33,838)
Net Cash Provided by Financing Activities	-	48,640

Net increase in cash	(460,784)	48,550
Cash and cash equivalents at beginning of period	709,879	-
Cash and cash equivalents at end of period	$249,095	$48,550

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering may not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete the Initial Business Combination by August 11, 2021, 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a business combination); or (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the Initial Business Combination by August 11, 2021, 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a business combination) (see Note 8 – subsequent events) (at which such time up to $100,000 of interest shall be available to the Company to pay dissolution expenses), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Company’s public shares (the “public stockholders”).

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

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination by August 11, 2021, 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a business combination) (see Note 8 – subsequent events), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

As notified in the Note 8 Subsequent Event, on August 10, 2021, the Extension Payment was deposited by the Sponsor into the Company’s trust account to extend the August 11, 2021 deadline to November 11, 2021. On November 09, 2021, the Extension Payment was deposited by the Sponsor into the Company’s trust account to extend the deadline once more from November 11, 2021 to February 11, 2022.

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

NOTE 2. Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements, as of June 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, effective with the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly allocated its Class A Common stock subject to possible redemption between temporary equity and permanent equity. The Company previously determined the Class A Common stock subject to possible redemption classified as temporary equity, to be equal to the redemption value of $10.00 per Class A Common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Accordingly, the Company classified a portion of its Class A Common stock within permanent equity. Effective with these quarterly financial statements, Management determined that the Class A Common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control.

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

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table:

	As Previously		As
Balance Sheet as of June 30, 2021	Reported	Adjustment	Revised
Class A ordinary shares subject to possible redemption	$82,355,742	$17,644,258	$100,000,000

Class A Common Stock	$209	$(176)	33
Class B Common Stock	$250	-	$250
Additional paid-in capital	$7,028,195	$(7,028,195)	-
Accumulated deficit	$(2,028,653)	$(10,615,887)	$(12,644,540)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(17,644,258)	$(12,644,258)

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

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

Net Loss Per Common stock

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

The Founder Shares are identical to the shares of common stock included in the Units and holders of Founder Shares have the same stockholder rights as public stockholders, except that (i) the Founder Shares and the shares of common stock underlying the Private Placement Units are subject to certain transfer restrictions, and (ii) the Sponsor has entered into a letter agreement, pursuant to which it has agreed (A) to waive its redemption rights with respect to the Founder Shares, and the shares of common stock underlying the Private Placement Units and the Public Units in connection with the completion of a Business Combination and (B) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and the shares of common stock underlying the Private Placement Units if the Company fails to complete a Business Combination within 12 months from the closing of the Public Offering (or up to 18 months from the closing of the Public Offering if the Company extends the period of time to consummate a Business Combination) (see Note 8 - subsequent events)

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of an initial Business Combination or earlier of (B) subsequent to the Company’s initial Business Combination, (i) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Representative’s Shares

On August 11, 2020, the Company issued an aggregate of 35,000 Representative’s Shares to the underwriters, in connection with their services as underwriters for the IPO. The underwriters have agreed not to transfer, assign, or sell any of Representative’s Shares until the completion of the Company’s initial Business Combination. In addition, the underwriters agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to the Representative’s Shares if the Company fails to complete its initial Business Combination within the Combination Period. Based on the IPO price of $10.00 per Unit, the fair value of the 35,000 Common shares was $350,000, which was an expense of the IPO resulting in a charge directly to stockholders’ equity upon the completion of the IPO.

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

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

	Level 1	Level 2
U. S. Money Market funds	100,065,067
Public Warrants	11,433,000
Private Warrants			1,393,420

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

The key inputs used into the Monte Carlo simulation and the Black-Scholes models used for warrant valuation from initial valuation till June 30, 2021 are detailed below:

	August 11, 2020 (Initial Measurement)	December 31, 2020	March 31, 2021	June 30, 2021
Risk-free interest rate	0.39%	0.41%	0.99%	1.10%
Expected term (years)	5	5	5	5
Expected volatility	20%	15%	12%	16%
Exercise price	$11.50	$11.50	$11.50	$11.50
Stock price	$9.48	$10.09	$9.90	$9.99
Dividend yield	0%	0%	0%	0%

The following table presents the changes in the fair value of derivative warrant liability:

	Private Warrants	Public Warrants	Derivative Warrant Liability
Fair Value of Warrants as of December 31, 2020	1,178,450	9,100,000	10,278,450
Change in warrant valuation	(310,800)	(2,400,000)	(2,710,800)
Fair Value of Warrants as of March 31, 2021	867,650	6,700,000	7,567,650
Change in warrant valuation	525,770	4,733,000	5,258,770
Fair Value of Warrants as of June 30, 2021	1,393,420	11,433,000	12,826,420

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

VISTAS MEDIA ACQUISITION COMPANY INC.

NOTES TO FINANCIAL STATEMENTS

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

Item 4. Controls and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, management reevaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Statement and SEC informed guidance, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. Due to the events that led to our restatement of our financial statements, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.” In light of the material weaknesses that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II—OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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